Form 10KSB
period 1995-12-31
WTC INDUSTRIES INC
filed 1996-05-23
CIK 877542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB




(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1995

                            Commission file number
                                     0-19622


                              WTC Industries, Inc.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                                 38-2308668
- --------------------------------------------------------------------------------
 (State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                           Identification No.)

14405 - 21st Avenue North, Minneapolis, Minnesota           55447
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code:     612/473-1625
                                               ---------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
- --------------------------------------------------------------------------------
                                (Title of Class)



                            [Cover Page 1 of 2 pages]

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No    x
   ------      ------

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
                             ---------

   State issuer's revenues for its most recent fiscal year.  $2,882,504
                                                             ----------

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

                          $4,498,300 as of May 15, 1996



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              10,689,773 shares of Common Stock as of May 15, 1996



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



   Transitional Small Business Disclosure Format (check one):
Yes        ;  No    x
    ------       ------



                            [Cover Page 2 of 2 Pages]

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

WTC Industries, Inc. and its wholly-owned subsidiaries (collectively the "Company" or "WTC") develop, manufacture, and market water filtration and purification products for commercial and personal use. FILTRATION products remove or reduce most undesirable contaminants found in water including lead, chlorine, bad taste and odors. PURIFICATION products have the added benefit of devitalization or removal of viruses, bacteria and parasites.

Many of the Company's purification products contain PentaPure-Registered Trademark- iodinated resin and other patented and proprietary technology and configurations. The PentaPure-Registered Trademark- resin technology was originally developed by Kansas State University ("KSU") and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure-Registered Trademark- resin and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses in drinking water, remove protozoa and reduce other targeted contaminants. Such systems are capable of making virtually any source water microbiologically potable and better tasting. The Company's products fall into the following categories: portable systems, point-of-use systems, point-of-entry systems, mobile purification systems, commercial/industrial systems and components, and systems for original equipment manufacturers (OEMs). The Company's products are suitable for a broad range of applications including: personal travel, outdoor recreation, emergency use, and complete integrated home, commercial, industrial and military water purification and filtration.

This Form 10-KSB contains forward looking statements within the meaning of
Section 21E of the Securities and Exchange Commission Act of 1934. Actual results could differ significantly from those projected in the forward looking statements as a result, in part, from changes in conditions and factors encountered by the Company.

COMPANY HISTORY

The Company is a Delaware Corporation and was incorporated in April 1978 as an affiliate of a Michigan filter manufacturer. Several years later the Company entered into an exclusive license agreement with the KSURF allowing the Company to develop, manufacture and market water purification products using the iodinated resin technology developed by KSU. Until November 1988, the Company was located in Michigan, where it was managed by its founder, L.L. Davis.
During this period, the Company's principal efforts were directed at developing initial products incorporating the KSURF technology and marketing those products to the U.S. government.

In November 1988, the Company moved to Minnesota and expanded its product development efforts to include commercial applications for the KSURF technology. In September 1991, with a family of water purification products developed and in the market, the Company raised nearly $4 million through an initial public offering of its common stock at $5 per share.

Subsequent to the Company's IPO, the Company has continued to develop additional products to broaden and strengthen its product line. In December 1994, the Company merged with Ecomaster Corporation, a customer whose water purification products also utilized the iodinated resin licensed by the Company from KSURF. The merger enabled the Company to expand its product line and accelerate its international sales efforts by using Ecomaster's distributors and marketing programs in several foreign countries. Ecomaster also contributed significant tooling, product design and manufacturing capabilities as well as a family of patented devices using the PentaPure-Registered Trademark- resin technology licensed by the Company from KSURF. Through the merger, the Company also acquired an important technology which added to its PentaPure-Registered Trademark- iodinated resin a process which significantly reduces the iodine residual in the purified water. This technology dramatically improved the water's taste and resolved a long-standing marketing issue associated with products containing iodinated resin.


                             MARKET CHARACTERISTICS

Despite the abundance of water on our planet, safe drinking water is becoming increasingly scarce. Many of the world's lakes, rivers, wells, and aquifers contain disease causing toxins and microorganisms. Much of the world's population lives in areas with inadequate sewage and water treatment facilities where drinking water is unfit for human consumption. The United Nations estimates that more than 25 million people, most of whom are children, die from drinking contaminated water each year. According to the World Health Organization, up to 75% of all illnesses worldwide result from drinking contaminated water and up to 50% of hospital beds worldwide are occupied by persons who drank contaminated water.

Even in the U.S. and other countries where municipally treated water is generally safe from viruses and bacteria, local water systems often produce tap water with an unpleasant taste, color or odor. In many cases, the only source of pure, fresh-tasting drinking water currently available is bottled water, which is inconvenient and expensive. These factors and others have created a significant need for products that provide effective filtration and purification of water for human consumption. Additional markets exist for systems to filter or purify water for commercial and manufacturing applications. Each of these market opportunities is comprised of multiple niche markets, thereby further splintering the water filtration and purification industry into smaller fragments. The characteristics of the international and U.S. markets for water filtration and purification systems are considerably different.

U.S. MARKET

PURIFICATION SYSTEMS - Municipally treated water in the United States has historically presented a relatively low risk of contamination due to viruses, bacteria, and parasites. As such, consumer demand for purification systems to purify municipally treated water has been low. However, there are several market niches in the U.S. for which there is a current perceived need for water purification products or systems.

These market opportunities include:
- -   Outdoor Recreation
- -   Foreign Travel
- -   Military/Government/Disaster Relief

An additional factor affecting the market for water purification devices in the U.S. is governmental regulation. In the U.S., all devices which purify water are required to be registered with the United States Environmental Protection Agency ("EPA"). To receive such registration, a product must demonstrate that it meets strict EPA standards under rigorous testing protocols.

Given the regulatory requirements and the perception that municipally treated water presents a low risk from viruses, bacteria and parasites, the U.S. market for water purification systems is generally characterized by specialized products targeting select market niches.

FILTRATION SYSTEMS - While municipally treated water, as well as drinking water from other sources in the U.S., may be perceived to present a low risk from viruses and bacteria, it sometimes has an undesirable taste, color or odor. Such water may contain excessive levels of lead, chlorine, pathogenic cysts, or other contaminants. Beyond the inconvenience of bad taste, color or odor, such polluted water may lead to illness, or, in extreme cases, even death. This occurred in 1993 when approximately 100 people died in Milwaukee from drinking municipal water which was contaminated with Cryptosporidium cysts.

In contrast to the U.S. market for water purification systems, the U.S. market for water filtration products and systems is characterized by a combination of specialized and general purpose products targeting a very broad spectrum of needs and applications. Due to the generally accepted view that the taste of municipally treated water could be improved, consumers have embraced water filtration products designed for the mass market. Unlike purification systems, filtration devices do not require registration by the EPA to be sold in the U.S. Given these factors, filtration systems in the U.S. tend to compete on the basis of product design, features and cost.

INTERNATIONAL MARKETS

Water purification devices sold outside the U.S. generally do not require registration or approval by the EPA. In countries where a regulatory approval exists, it is generally less stringent and more applicable to real world water conditions than in the U.S. The Company has successfully passed these regulatory hurdles in a number of countries worldwide. Further, the available drinking water in many other countries, particularly less developed countries, is generally of poor quality. In addition to chemicals, pathogenic cysts, and other contaminants, such water often contains dangerous levels of viruses and bacteria. In these environments, the only way to achieve safe drinking water is through purification, not just filtration.

These characteristics combine to produce several market segments which are defined by the basic needs of the consumers and their relative household income. In the more developed countries with greater personal income, consumers are willing to pay the extra cost for point-of-use or point-of-entry systems that can purify more water than just the minimum needed for drinking. In the less developed countries, while safe drinking water is considered a fundamental necessity, consumers have little disposable income. In these countries, the price of a water purification system does not necessarily affect the perceived need or demand for the product, but rather, the consumer's ability to purchase the products.

The Company offers products in a broad range of market and application segments worldwide. These include, but are not limited to, the following:

- -   households                -   outdoor recreation             -   disaster and humanitarian relief
- -   hospitals                 -   bottling plants                -   industrial applications
- -   restaurants               -   breweries                      -   fish farming
- -   schools                   -   embassies                      -   food processing
- -   offices                   -   laboratories                   -   military applications


                                   TECHNOLOGY

PENTAPURE-Registered Trademark- IODINATED RESIN

In the late 1970's, scientists at Kansas State University ("KSU") developed and patented a unique iodine-based technology for the purification of drinking water. Iodine, in its natural state, exists as an I(2) molecule. Such I(2) iodine would be consistent with that found in an iodine tablet commonly used by campers, travelers and the military. The original technology developed by KSU was based on the process of artificially creating an I(3) (tri-iodide) molecule and then bonding it to an anion exchange resin bead. When tested by running bacteria contaminated water through a bed of this resin, it was shown to be approximately 1,000 times more effective at killing water-borne bacteria instantly than iodine found in an iodine tablet. This tri-iodide resin was not particularly effective, however, at killing viruses and parasites found in certain water.

In 1981, KSU successfully developed and patented a new improved process resulting in an I(5) (penta-iodide) resin.. Researchers determined that the I(5) resin was 1,000 times more effective than the I(3) resin, or 1,000,000 times more effective than an I(2) molecule alone, such as would be found in an iodine tablet. This new technology was also very effective at killing viruses and had significant disinfection ability against the more resilient protozoan group of organisms when properly engineered into a treatment system.

Through a complex proprietary process, I(5) ions are attached to resin beads which become positively charged. This positive charge attracts the negatively charged contaminants found in water such as bacteria, viruses, and protozoa. As contaminated water passes through a bed of the I(5) resin, iodine is instantly transferred to the microorganisms, effectively devitalizing them.

Recognizing the commercial potential of iodinated resin as an effective method of water purification, the Company obtained an exclusive license for all commercial applications of the technology from KSURF in the early 1980's, and subsequently obtained from KSURF an exclusive license for an improved method of commercially manufacturing the iodinated resin. The Company has sought to protect multiple proprietary formulations of the penta-iodide resin by marketing all products containing this revolutionary technology under a registered trademark, PentaPure-Registered Trademark-. This registered mark has been filed in most countries in the world where registration is desirable, including the U.S.

Although various methods have been used historically to disinfect water, including chlorine gas, aqueous iodine, aqueous silver nitrate, hydrogen peroxide, and boiling - each of these methods requires a sacrifice of cost, time, taste or ease-of-use to be effective. Commonly used disinfectants, such as chlorine, constantly release a prescribed amount of chemical agent into the water no matter how many contaminants are present. If few contaminants are present, the disinfectant leaves a large amount of chemical residue in the water creating significant odor, taste and potential health problems through the by-products it can create. If many contaminants are present, the prescribed amount of chemical agent released into the water may not be enough to kill all of the contaminants. An additional problem is that many of these disinfectants function by osmotic diffusion into the microorganisms and require lengthy contact time at fairly high concentrations to kill effectively even common bacteria.

The Company believes its iodinated resin is technically superior to the versions of iodinated resin manufactured by other companies. While all iodinated resins leave residual iodine in the effluent water, the Company has dramatically minimized the iodine residual problem. This iodine residual is further reduced by a special scavenging process developed by the Company, which is incorporated into most of the Company's purification systems.

PRODUCT CONFIGURATION

Depending upon a particular product's design and intended application, the Company utilizes certain filtration technologies along with PentaPure-Registered Trademark- to create an effective purification system. A typical product configuration includes four stages. The first stage consists of a carbon filter to remove sediment and organic material from the water. In the second stage, PentaPure-Registered Trademark- resin kills water-borne bacteria and virus. The third stage uses solid carbon blocks to remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as Cryptosporidium and Giardia) and other organic contaminants. The last stage incorporates the Company's scavenger media, Ecosorb-TM-, to remove any remaining iodine and iodide residuals and to further improve taste.

The Company's systems consist of separate modules for each filtration and purification stage or may incorporate all stages into a single cartridge. Although the amount of treatment capacity varies by product, the Company's systems are designed to achieve the same general level of purification, whether the filtration and purification stages are housed in separate modules, or incorporated into a single cartridge. The efficacy and efficiency of the PentaPure-Registered Trademark- resin allows the flexibility to scale products up or down in size to meet the needs of a wide range of product applications.

The Company believes that PentaPure-Registered Trademark-, when combined with filtration methods using solid carbon blocks, provides a very high level of drinking water purification. The following list represents just a few of the contaminants which the Company's purification systems devitalize, remove or reduce from water:

- -  lead                            -  poliovirus                      -  guinea worms
- -  chlorine                        -  rotavirus                       -  volatile organic compounds
- -  e. coli bacteria                -  hepatitis- B virus              -  pesticides and herbicides
- -  klebsiella terrigena            -  AIDS virus                      -  iron and rust
- -  salmonella                      -  Cryptosporidium cysts           -  sediment
- -  cholera                         -  Giardia cysts                   -  asbestos fibers


                                    PRODUCTS

The flexibility of the PentaPure-Registered Trademark- iodinated resin and the Company's water filtration technologies have enabled the Company to design, develop and market a broad line of PURIFICATION and FILTRATION products that address consumer, institutional, commercial and military/government applications. While FILTRATION products reduce or remove most undesirable contaminants found in water including lead, chlorine, bad taste and odors, PURIFICATION products have the added benefit of devitalization or removal of viruses, bacteria and parasites. Given the characteristics of the U.S. and international markets, the Company's core product line, until late 1994, consisted almost exclusively of purification systems designed for sale to international markets. In 1995, the Company entered the U.S. market with the introduction of the SPRING-Registered Trademark- and the OASIS-TM-. During 1996, the Company intends to begin shipping U.S. versions of the PUREIT-Registered Trademark- Tap and the PUREIT-Registered Trademark- Pitcher.

The Company currently designs, manufactures and markets a broad range of water filtration and purification systems. These products can be grouped into six categories: portable systems, point-of-use systems, point-of-entry systems, mobile purification systems, industrial and commercial systems, and applications for original equipment manufacturers (OEMs).

PORTABLE SYSTEMS

The Company's portable systems are designed for the largest and fastest growing markets - residential, travel and outdoor recreation. The Company expects that three portable systems, the PUREIT-Registered Trademark-, the OASIS-TM-, and the SPRING-Registered Trademark-, will generate most of its near term revenue growth.

   PUREIT-Registered Trademark- TAP AND PUREIT-Registered Trademark- PITCHER (PURIFICATION VERSION) - The PURIFICATION version of the PUREIT-Registered Trademark- Tap was introduced in 1995 for sale to international markets and is a
2.5 liter, two chambered carafe designed for everyday use that can be placed in a refrigerator, on a countertop or used outdoors. The product's entire purification system is located in a single cartridge (patent pending). In the purification version of the PUREIT-Registered Trademark- Tap, the system includes: 1) a washable and reusable filter for removing sediment;
2) a purification cartridge containing PentaPure-Registered Trademark- iodinated resin for devitalizing water-borne bacteria and viruses; 3) an activated carbon bed that absorbs elements that cause bad taste and odor, and 4) Ecosorb-TM-scavenging media which removes residual iodine. The purification cartridge also reduces agricultural and industrial chemicals, pesticides and herbicides. The result is fresh, purified water for drinking, cooking, or brewing coffee and tea. The Company has developed a pitcher version of the PUREit-Registered Trademark- called the PUREIT-Registered Trademark- Pitcher which was introduced at the International Housewares Show in January 1996.

   PUREIT-Registered Trademark- TAP AND PUREIT-Registered Trademark- PITCHER (FILTRATION VERSION) - The Company has developed FILTRATION versions of the PUREIT-Registered Trademark- Tap and the PUREIT-Registered Trademark- Pitcher for sale in the United States. The cartridge in the U.S. versions has a state-of-the-art filtration system which reduces lead, chlorine, taste and odors but does not contain iodinated resin, and therefore, does not require EPA registration. The U.S. versions also have an optional cyst removal pre-filter cartridge for the removal of Cryptosporidium and Giardia cysts. The U.S. filtration versions were also introduced at the International Housewares Show in January 1996.

Both the international and the U.S. versions of the PUREIT-Registered Trademark-Tap and PUREIT-Registered Trademark- Pitcher are simple to operate. Users pour water into an inner chamber and dispense purified or filtered water through a built in faucet or spout. Both versions retail for approximately $25.

   OASIS-TM- - The OASIS-TM- is a sport bottle water PURIFICATION device with a patented cartridge. The OASIS-TM- is designed for outdoor use worldwide, or in
situations where the quality of the source water is unknown.   Because it is a
purification device, the OASIS-TM- had to pass a demanding test protocol and then be registered by the EPA before it could be sold in the United States. The Company received this registration in August 1995 and initiated U.S. shipments in October 1995. The Company has sold the OASIS-TM- internationally since early 1995.

The OASIS-TM- is simple to use. The consumer fills the bottle from any relatively clear water source such as rivers, lakes, streams or ditches. The user then activates the purification mechanism by squeezing the bottle and sipping to provide microbiologically safe water. The EPA protocol, which this device has passed, is made to simulate water which is far more contaminated than water likely to be encountered in most situations. The OASIS-TM- retails for approximately $35.

   SPRING-Registered Trademark- - The SPRING-Registered Trademark- is a sport bottle water FILTRATION device that was designed primarily for the United States market for use on municipally treated water to be the functional replacement for bottled drinking water. Its cartridge treats water using filtration rather than iodinated resin. Since it does not kill bacteria and viruses, it does not require EPA registration to be sold in the United States. The SPRING-Registered Trademark- was introduced in early 1995. The proprietary filtration cartridge in the SPRING-Registered Trademark- water filtration system reduces lead and chlorine, filters out Cryptosporidium and Giardia cysts, significantly improves taste and removes odor. Users can fill the bottle with conventional tap water and enjoy the taste they expect from premium bottled drinking water without the expense. The SPRING-Registered Trademark- retails for approximately $25.

   OTHER PORTABLE PRODUCTS AND SYSTEMS - The Company also sells other portable products using its iodinated resin technology to the international marketplace including a travel cup, a travel tap, a PentaPure-Registered Trademark- bucket system, drinking straws and a series of hand, gasoline, diesel and electrical operated pump systems for group and refugee camp use.

POINT-OF-USE SYSTEMS

The Company has developed a family of point-of-use PURIFICATION systems which are designed for residential and light commercial use in international markets. These systems typically attach to the water line under a sink and dispense purified water through a dedicated faucet. Some units attach to the sink faucet and sit on the counter top. Each stage of the purification process is housed in a separate module and individual systems can be configured to accommodate specific water quality problems. Depending on the configuration, point-of-use systems generally retail for $90 to $375.

POINT-OF-ENTRY SYSTEMS

The Company has also developed a broad product line of point-of-entry PURIFICATION systems which are typically designed for residential and commercial use in international markets. These systems attach to a municipal water line inside a building and purify the water before it reaches its point of use.
These systems can be used for whole house, office, restaurant, hospital, embassy, hotel and many other applications. Point-of-entry systems are configured to be flexible which allows them to be custom configured to accommodate specific water quality problems and volume requirements. The retail price of a typical installation ranges from $750 to $2,500.

MOBILE SYSTEMS

The Company's mobile PURIFICATION systems are typically used in standby emergency, disaster response, military or other field situations. They are generally mounted on a truck or trailer and designed to efficiently produce large amounts of purified water from almost any freshwater or municipal water source. The Company's largest system generates enough purified water to serve the daily needs of 60,000 people or supply water to a 800 bed field hospital. Wholesale prices range from $25,000 to $55,000 depending on system capacity.

INDUSTRIAL AND COMMERCIAL SYSTEMS

The Company designs and manufactures modular PURIFICATION systems for large applications such as bottling plants, dairies, hotels, manufacturing process water applications, fisheries, and other custom water purification applications in international markets. These systems generally range from $10,000 to several hundred thousand dollars depending on the required capacity and treatment required.

ORIGINAL EQUIPMENT MANUFACTURERS (OEM) APPLICATIONS

The Company designs, manufactures and supplies resin, cartridges and systems to original equipment manufactures for incorporation either into their water treatment systems, or to add value to the products which they manufacture. The Company believes that significant future revenue will be derived from these strategic alliances without the associated marketing costs. In most cases, the OEM customers are required to display the PentaPure-Registered Trademark- resin logo on the finished products which they manufacture. The Company sees this as an excellent opportunity to build brand recognition and credibility by careful selection and screening of strategic partners. (See also "Additional Market Opportunities".)

CARTRIDGE REPLACEMENTS

Most of the Company's products include a replaceable filter or purification cartridge. Depending on the application, these disposable cartridges must be replaced every 4-12 months. The Company expects to generate a significant portion of its future revenues from the sale of replacement purification and filtration cartridges for its portable, point-of-use, and point-of-entry systems.


                               MARKETING STRATEGY

The market for water filtration and purification devices is comprised of a diverse spectrum of product applications and perceived market needs. To determine which market niches present the most attractive and appropriate opportunities for WTC, the Company evaluated each market need in light of the Company's competitive strengths. Management believes that the Company's advantage resides in the technical advantages of the PentaPure-Registered Trademark- iodinated resin. Management believes the efficacy and efficiency of the PentaPure-Registered Trademark- resin enables it to design smaller, lower cost, more effective water purification devices than most competing technologies or products. This technology has permitted the design of water purification devices that do not require energy, pressure, or multiple passes to achieve effective water purification. The patented PentaPure-Registered Trademark-technology, combined with the Company's scavenger media and patented filtration designs, produce effective, efficient, high-quality, low cost water purification systems with low to non-detectable iodine residual levels.

The Company has developed its marketing strategy to capitalize on the strengths of the PentaPure-Registered Trademark- resin. In international markets, the Company promotes its inexpensive portable purification products, such as the PUREIT-Registered Trademark- Tap, to the mass markets, particularly in the less developed countries where the demand for purified water is high. Point-of-use systems, which typically sell for $90-$375, are targeted for the general population in more developed countries and the upper income population in the less developed countries. Other products such as point-of-entry systems, disaster relief systems, military products, and commercial systems, are sold through direct or independent sales representatives, typically on a custom order basis.

In the U.S. market, the Company currently markets two products, the OASIS-TM-sport bottle water purifier, and the SPRING-Registered Trademark- sport bottle water filter. Both of these products are being marketed through retail and catalogue distribution channels to consumers. The OASIS-TM- is being marketed to consumers in the market niches with the greatest perceived need for personal water purification devices; outdoor recreation and travel. The SPRING-Registered Trademark- is being marketed to consumers in the market niches with the greatest perceived need for personal water filtration devices; fitness, health and sports. Management is not aware of any products with comparable features that compete directly with the OASIS-TM- or the SPRING-Registered Trademark-.

The U.S. filtration versions of the PUREIT-Registered Trademark- Tap and PUREIT-Registered Trademark- Pitcher will also be marketed through retail and catalogue distribution channels to consumers. In contrast to the OASIS-TM- and SPRING-Registered Trademark-, these products will be targeted to the housewares, gourmet products, department stores, mass merchandisers and specialty item markets. While there are many existing water filtration products that will compete directly with the PUREIT-Registered Trademark- Tap and PUREIT-Registered Trademark- Pitcher in the U.S., the Company believes that the added features of its products, especially the Cryptosporidium and Giardia cyst removal capabilities, will enable it to compete effectively in the U.S. market.


                             SALES AND DISTRIBUTION

U.S. MARKET

In 1995, the Company began marketing the OASIS-TM- and SPRING-Registered Trademark- as its initial product offering for the U.S. market. In 1996, the Company will supplement its domestic product line with the U.S. versions of the PUREIT-Registered Trademark- Tap and PUREIT-Registered Trademark- Pitcher. To effectively distribute these products, the Company has established a network of 19 independent manufacturers sales representative agencies which have a total of 37 office locations throughout the U.S. This network of sales representatives has enabled the Company to penetrate significant retail customers in the target markets for the Company's products. These target markets have included: outdoor recreation, health & nutrition, catalogue & mail order, housewares, grocery, pharmacy, hardware home center, and specialty retailer markets.

INTERNATIONAL MARKETS

Internationally, the Company employs various strategies to market and distribute its products. In many countries, the Company has established relationships with independent representatives or distributors to market the Company's products. The Company currently has such relationships in Hong Kong, Poland, Malaysia, Viet Nam, Canada, Egypt, India, France, Japan, the United Kingdom, Norway, Mexico, Sweden, China, Russia, the Ukraine, the Philippines, and certain countries in the Middle East and Central and South America. Local sales organizations may use direct sales representatives, network marketing organizations and independent manufacturer's representatives as well as other means customary to the specific region to distribute the Company's products.

In India, where there is a significant middle income population, the Company has entered into a strategic arrangement with a local company for the marketing and distribution of the Company's products. During the initial phase of the arrangement, the local partner evaluated market demand by serving as the distributor for the Company's products. After determining that the market demand was sufficient, certain manufacturing and product assembly functions are now being transferred from the Company to the local partner. Such a transfer will reduce the final cost of the finished products through the use of lower cost labor and the reduction of import duties and transportation costs. Eventually, in this arrangement, management anticipates that it will manufacture only the proprietary purification or filtration cartridges and the local partner will manufacture and assemble the remaining components. The Company anticipates that its arrangement with its partner in India will serve as a model for other international markets.

During 1995, the Company was dependent upon two major customers for a substantial portion of its net sales. The Company's largest customer during 1995 (19% of net sales) was Ekonet Sp. z.o.o., a Polish company which sells and distributes the Company's products through network marketing organizations throughout Poland and Russia. The Company's other major customer in 1995 (15% of net sales) was Ecomaster India Private, Ltd., the independent company described above that was established to sell, distribute, and eventually manufacture the Company's products in India. No other individual customer accounted for more than 8% of the Company's 1995 net sales.


                                   COMPETITION

In the United States, and internationally, the water treatment equipment industry is highly fragmented. Many small, regional companies manufacture and market products which filter water, however, fewer companies market products that actually purify water. Purification provides the added benefit of devitalization or removal of viruses and bacteria. The Company believes that the superiority of its iodinated resin technology serves as a distinct competitive advantage over other water purification products.

At least five other companies make their own versions of iodinated resin that compete with the Company's PentaPure-Registered Trademark- resin. These companies include Recovery Engineering, Inc., The Purolite Company, PuroTech, Ltd., Umpqua Research Company (through MCV Technologies International, Inc.), and Ametek, Inc. The Company believes these resins leave much higher iodine and iodide residual levels in the treated water than PentaPure-Registered Trademark-and, as a result, water treated with these resins has an undesirable taste and odor.

Due to the broad spectrum of product and market applications in the water filtration and purification industry, both domestically and internationally, and the breadth of the Company's product lines, there are many companies that compete with one or more of the Company's products. The largest and best known companies with whom WTC competes include NSA, Brita (USA), Inc., SweetWater, Inc., Katadyn, Recovery Engineering, Inc., Everpure, Inc., US Filtration, General Ecology, Inc., Ametek, Inc., Pollenex, Amway, Cuno, and Dalton Ceramics.

Several of these competitors are significantly larger than the Company, but none competes directly against all of its product lines.

Management expects to compete effectively in the sale of water purification and filtration products on the basis of the Company's product performance and quality, cost, responsiveness to the needs of the customers and proprietary expertise including several application patents.


                         ADDITIONAL MARKET OPPORTUNITIES

The efficacy and adaptability of PentaPure-Registered Trademark- iodinated resin makes it an ideal technology for a wide range of water purification applications. PentaPure-Registered Trademark- is so effective at neutralizing viruses and bacteria that miniaturized devices containing only 1 milliliter of resin have been designed to effectively purify water in certain applications. Likewise, the technology can be scaled up to provide effective water purification in systems that provide in excess of 60,000 liters of purified water per hour.

Given the flexibility of this technology, the Company has had discussions with several other parties regarding possible business arrangements, including, but not limited to, the following:

- - The Company has designed, and received a purchase order to supply, customized water filtration and purification systems for Amana Refrigeration, Inc., a major international manufacturer of refrigerators and other appliances for commercial and residential applications. These filtration and purification systems will be sold on an OEM basis for inclusion in certain models of refrigerators with integrated ice and water capabilities and as a retrofit product for the after-market. While the Company's future sales to this customer could become significant in time, there have been no sales to date and it is not currently possible to predict the level of future sales or profits resulting from this arrangement.

- - The Company has entered into preliminary discussions with several international manufacturers regarding OEM arrangements whereby the Company would design and manufacture customized water filtration and purification cartridges for inclusion in certain product categories where the respective prospects have considerable distribution and marketing experience.

- - The Company has had preliminary discussions regarding its participation in the design and construction of several large scale water purification projects. These unrelated projects include municipal water treatment facilities, water bottling plants, and other commercial applications.


                           MANUFACTURING AND SUPPLIERS

The Company out-sources most of its manufacturing and product assembly. Most of the vendors that manufacture component parts for the Company's products utilize tooling owned by the

Company, although certain vendors utilize their own tooling and technology. Management believes that for most of the component parts used in the Company's products there are multiple vendors that could manufacture such parts for the Company should any of the current suppliers be unable or unwilling to do so.

BOWMAN INDUSTRIES, INC.

Prior to December 30, 1994, much of the Company's cartridge and systems manufacturing and assembly was performed by Water and Air Purification Corporation ("WAPCO") of St. Paul, Minnesota. On that date, certain assets and liabilities previously held by WAPCO were acquired by the Company through its wholly-owned subsidiary, WTC/Ecomaster Corp. Subsequent to the acquisition of these assets, the Company engaged Bowman Industries, Inc. ("Bowman") to manufacture and assemble certain components of the Company's products using the production equipment previously held by WAPCO. Pursuant to an arrangement with Bowman, the Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. In return, Bowman provides its production and assembly services exclusively to the Company. The Company treats its arrangement with Bowman as an independent contractor relationship. During the year ended December 31, 1995, the Company paid Bowman a total of $142,400 under this arrangement.

HYBRID TECHNOLOGIES CORP.

The Company utilizes the services of Hybrid Technologies Corp. ("Hybrid"), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. The Company and DentalPure Corp. have a separate royalty arrangement. DentalPure Corp. is owned by the Former CEO, and does not compete with the Company in any of its product applications.


                              INTELLECTUAL PROPERTY

The Company has an exclusive license from KSURF to commercialize iodinated resin processes developed by KSU scientists and patented in the U.S. and certain foreign countries. The Company's license is exclusive except for KSU's right to conduct scientific research. Under the terms of the license agreement, the Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales, and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year.

In November 1993, KSURF agreed to the inclusion under the license agreement of certain technology for the manufacture of two new resins developed by KSU scientists which are designed to remove residual iodine and iodide from iodinated resin-treated water, and a membrane technology designed for air disinfection and other potential applications.

Although the Company recognizes that the KSURF patents may offer only limited protection, the Company believes that its long-term relationship with KSU gives the Company a competitive advantage because of its access to the expertise of KSU's scientists. The Company believes its own technical expertise, many years of resin manufacturing experience, responsiveness to marketplace demands, quality control, and trade secrets developed over the years are as important to its competitiveness as patent protection.

The Company has obtained federal registration for its trademark PentaPure-Registered Trademark- and related logos. The Company places such trademarks on all its resin-containing products and related marketing materials, and normally requires or encourages OEMs who incorporate the PentaPure-Registered Trademark-resin in their own products to place the trademark on their packaging and marketing material. The Company believes that brand recognition of its PentaPure-Registered Trademark- resin and the superior quality and unique product applications of its resin will assist the Company in retaining customers.


                            RESEARCH AND DEVELOPMENT

The Company is committed to its long-term investment in research and development activities. In addition to certain employees, the Company utilizes several independent consultants to perform, coordinate or contribute to its research and development program. These consultants include: Dr. George Marchin, an associate professor of microbiology and immunology at Kansas State University; Gerald Enoksen, a consulting chemical engineer and principal of Hybrid Technologies, Corp.; and Alan Lonneman, a consulting design engineer. The Company's current research and development efforts include redesigning certain existing products to improve quality and lower manufacturing cost. In addition, the Company is designing and developing new products in connection with OEM and private label arrangements. For the years ended December 31, 1995 and 1994, research and development expenses were $268,843 and $365,676, respectively.


                              GOVERNMENT REGULATION

The manufacture, marketing and advertising, and distribution in the United States of water purification devices containing active ingredients, such as iodine, is regulated by the EPA pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act, as amended. The EPA generally requires registration of the manufacturer, the active ingredients, and the applicable device and its packaging. Registration entails obtaining independent scientific data as to the efficacy and toxicity of the device and its active ingredients.

In April 1986, the EPA issued a tentative protocol (the "1986 Protocol"), applicable to all manufacturers for the testing and certification of all microbiological water purification devices, including those offered by the Company. The 1986 Protocol requires that to be registered as a "microbiological water purifier," a device must remove, kill, or deactivate all types of disease-causing microorganisms from the water, including bacteria, viruses, and protozoan cysts, so as to render the processed water safe for drinking. In addition to EPA regulation, some states require registration of water treatment products.

In August 1995, after nearly two years of design, development and testing, the Company successfully met the rigorous EPA test protocols and received its registration of the PentaCell-TM- Purification Cartridge. The PentaCell-TM- is the heart of the Company's OASIS-TM- personal water purification sport bottle and such registration enabled the product to be marketed in the U.S.

The Company is also subject to regulations with respect to the handling and disposal of elemental iodine used in manufacturing resin. While the Company believes it is in compliance with all applicable rules and regulations, there can be no assurance that more restrictive and costly requirements will not be imposed in the future.


                                    EMPLOYEES

As of May 15, 1996, the Company had 17 employees, consisting of four in administration, seven in sales and marketing, two in finance, three in production, and one in research and development. In addition, the Company utilizes the services of several part-time consultants in the areas of research and development, accounting, sales, and administration. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are good.


                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 11,000 square feet of improved office and light manufacturing space at its corporate offices at 14405 21st Avenue North, Minneapolis, Minnesota 55447. Under the terms of a lease which expires in June 1997, the Company pays base rent of $6,174 per month, and also a pro rata share of real estate taxes and operating expenses. During 1995, the average total monthly rent for this space was $8,846.

The Company also leases approximately 10,500 square feet of warehouse space at 14495 23rd Avenue North, Minneapolis, Minnesota 55447. Under the terms of a lease which expires in August 1997, the Company pays base rent of $3,338 per month, and also a pro rata share of real estate taxes and operating expenses. During 1995, the average total monthly rent for this space was $5,367.

                           ITEM 3.  LEGAL PROCEEDINGS

POROUS MEDIA CORPORATION

On September 21, 1995, the Company was named a defendant in a lawsuit brought in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation ("Porous Media"), a former supplier of one of the Company's component parts. In the lawsuit, the plaintiff seeks a cash payment of approximately $32,000 pertaining to invoices being disputed by the Company and has asked the court to interpret certain terms and provisions of a contract between the plaintiff and the Company. The plaintiff further claims to have the right, under certain circumstances, to be granted a royalty-free license to make, use and sell water purifiers incorporating certain technologies of the Company.

The Company believes that this lawsuit is without merit and intends to defend its position vigorously. Further, the Company has filed a countersuit against Porous Media alleging, among other things, that the component parts supplied by the vendor were not as specified in the contract, and that such non-conformance caused the Company to suffer unnecessary testing costs and substantial delays in product testing and delivery. The litigation with Porous Media is at an early stage and the outcome cannot presently be determined.

EBCO MANUFACTURING COMPANY

On February 22, 1996, the Company was named a defendant in a lawsuit brought in United States District Court, District of Minnesota, by EBCO Manufacturing Company, a manufacturer of drinking water fountains and coolers ("EBCO"). In the suit, EBCO alleges that the Company infringes several of EBCO's trademark registrations for use of the name "Oasis" for various products marketed by EBCO. EBCO is seeking damages and an injunction to prevent the Company from using the "Oasis" name.

The Company believes that its use of the "Oasis" name for its product does not infringe EBCO's trademark rights. Prior to marketing products under the name "Oasis", the Company's trademark legal counsel conducted a trademark search, and based on the results of that search, applied for registration with the United States Patent and Trademark Office ("PTO") of the mark "Oasis" for use with the Company's product. In June 1995, PTO published the mark for public comment.
The litigation with EBCO is at an early stage and the outcome cannot presently be predicted.

AMERICAN PRODUCT SALES

On March 26, 1996, the Company settled a lawsuit which had been brought on September 20, 1995 in Federal District Court, Northern District of California, by American Product Sales, a division of S.J. Battery X-Change, Inc. In the lawsuit, the plaintiff alleged that the Company had breached a contract and it had suffered certain damages as a result. Under the terms of the settlement, the Company agreed to pay the plaintiff $30,000 in return for a full release of all claims associated with the legal action.

                  ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

                                 Not applicable.



                      ITEM 5.  MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock traded on the National Association of Securities Dealers ("NASD") Small Cap Market from October 4, 1991 until July 14, 1994, when the Common Stock was de-listed as a result of the Company not having sufficient assets and stockholders' equity to remain eligible for continued listing. Since July 14, 1994, the Company's Common Stock has been quoted on the OTC Bulletin Board under the listing of WTCO.

The following table sets forth the quarterly high and low bid prices for the periods indicated, as reported on the NASD Small Cap Market (until July 14,
1994) and the OTC Bulletin Board for subsequent periods. The prices listed are interdealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions. The Company has not independently verified the prices listed.

- ----------------------------------------------------------------------
               PERIOD                           LOW BID       HIGH BID
- ----------------------------------------------------------------------

1994      January 1 - March 31                  $   1/2        $ 3 3/4
          April 1 - June 30                     $ 1 3/4        $ 3 3/8
          July 1 - September 30                 $ 1            $ 3 1/2
          October 1 - December 31               $ 1 1/2        $ 3 5/8
- ----------------------------------------------------------------------

1995      January 1 - March 31                  $ 1 3/4        $ 3 5/8
          April 1 - June 30                     $ 2 5/8        $ 4 1/2
          July 1 - September 30                 $ 3 1/2        $ 5
          October 1 - December 31               $ 2 1/2        $ 3 1/2
- ----------------------------------------------------------------------

1996      January 1 - March 31                  $ 1 5/8        $ 3 1/2
          April 1 - May 15                      $ 1 3/4        $ 2 5/8
- ----------------------------------------------------------------------

The Company's Common Stock was held by approximately 1,100 stockholders as of May 15, 1996.

CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future. Beginning with the quarter ended March 31, 1993, the Company's Board of Directors suspended the payment of dividends on the Company's 9% non-voting, participating, convertible preferred stock (the "Preferred Stock"). During 1993 and 1994, a total of 271,000 and 475,000 shares, respectively, of Preferred Stock were converted into Common Stock, leaving 6,800 shares of Preferred Stock outstanding. As of December 31, 1994, each of the shareholders holding preferred shares had agreed to waive all accrued but unpaid dividends and convert their preferred shares into a total of 1,925 shares of common stock. As a result, the Company has not accrued dividends on its preferred stock subsequent to December 31, 1994. The Company is in the process of completing the conversion of the remaining preferred shares into common stock.


                  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

This Form 10-KSB contains forward looking statements within the meaning of
Section 21E of the Securities and Exchange Commission Act of 1934. Actual results could differ significantly from those projected in the forward looking statements as a result, in part, from changes in conditions and factors encountered by the Company.

GOING CONCERN. The Company's consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net losses of $3,221,083 and $2,062,183, and cash used by operating activities was $2,505,922 and $2,093,716 for the years ended December 31, 1995 and 1994, respectively. In addition, at December 31, 1995, the Company has a deficiency in working capital of $213,023 and an accumulated deficit of $9,735,084.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1995 were met principally through the issuance of interest bearing notes aggregating $1,950,000 to the Chairman of the Board and an affiliated entity. Of the amounts advanced in 1995, $1,150,000, plus accrued interest of $58,399, was converted into common stock of the Company in 1995, and $800,000 was converted into common stock of the Company in March 1996. In addition, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for common stock, and committed to advance an additional $2,200,000 to the Company in 1996 for additional shares of the Company's common stock.

Management's plans to continue as a going concern, in addition to the advances committed to by the Chairman of the Board of Directors, include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) aggressively managing cash collections and disbursements, b) promoting sales of the Company's existing products, including those recently registered with the U.S. Environmental Protection Agency, c) completing the introduction of new products currently under development, and d) raising additional capital through private or public placements of debt or equity securities, or through other sources.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

MERGER. On December 30, 1994, WTC Acquisition Corp. (WTCAC), a newly-formed, wholly-owned subsidiary of the Company, merged with Ecomaster Corporation (Ecomaster). WTCAC exchanged 2,134,149 shares of WTC common stock for all of the issued and outstanding common stock of Ecomaster. Immediately thereafter, certain assets and liabilities of Water & Air Purification Corporation (WAPCO), which had been distributed to its principal owner, were transferred to WTCAC in exchange for 1,035,851 shares of WTC common stock. Upon the completion of these transactions the principal owner of WAPCO and Ecomaster became the Chief Executive Officer of the Company, and effective April 12, 1996, this officer (the "Former CEO") resigned from the Company. These transactions have been accounted for under the purchase method of accounting and thus, the consolidated statements of operations do not include the results of operations for Ecomaster or WAPCO for any period prior to December 30, 1994. There was no goodwill recorded as a result of the transactions. WTCAC's name has since been changed to WTC/Ecomaster Corp.

The following unaudited pro forma information presents the combined results of operations of WTC, Ecomaster, and WAPCO for the year ended December 31, 1994, with pro forma adjustments as if the transactions had been consummated as of January 1, 1994. This pro forma information does not purport to be indicative of what would have occurred had the transactions been made as of those dates or of results which may occur in the future.

                                                           1994
                                                        Pro Forma
Net sales                                              $  2,073,142
                                                       ------------
                                                       ------------
Net loss                                               $ (2,475,351)
Preferred stock dividend requirement                         (1,224)
                                                       ------------
Net loss applicable to common stockholders             $ (2,476,575)
                                                       ------------
                                                       ------------
Net loss per common share                              $       (.43)
                                                       ------------
                                                       ------------

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

NET SALES. The Company had net sales of $2,882,504 for the year ended December 31, 1995. These results represent increases of 207.6% and 39.0% from reported net sales of $937,127 and pro forma net sales of $2,073,142, for the same period in 1994, respectively. During 1995, the average selling prices of the Company's products have generally remained unchanged or decreased, therefore, the increase in sales reflects increases in the number of units sold.

Management believes the increase in net sales is attributable to the Company's significant investment in sales and marketing as well as recent introductions of new products. In addition, several of the Company's international marketing and distribution relationships are maturing to higher levels of shipment activity. These international sales, by their nature, tend to consist of a limited number of high-value shipments. While the Company believes that on a general basis the positive trend in sales will continue, the Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, will, at the current sales levels, create the possibility that sales could fluctuate significantly from quarter to quarter.

The increase in reported net sales is also attributable, in part, to the merger transactions discussed above. Because those transactions were accounted for under the purchase method of accounting, the Company's consolidated financial statements do not include any results of operations of Ecomaster or WAPCO for any period prior to December 30, 1994.

The Company was dependent upon two major customers for a substantial portion of its net sales in 1995. The Company's largest customer during 1995 (19% of net sales) was Ekonet Sp. z.o.o., a Polish company which sells and distributes the Company's products through network marketing organizations throughout Poland and Russia. The Company's other major customer in 1995 was Ecomaster India Private, Ltd., an independent company in India established to sell, distribute, and eventually manufacture the Company's products in India.

Foreign sales (including domestic sales destined for foreign markets) represented 85% and 100%, respectively, of net sales for 1995 and 1994. To date, the Company has required all payments from customers to be in U.S. dollars, therefore, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase would be expected to affect the demand for the Company's products. To date, management believes that foreign currency exchange rate fluctuations have not had a material negative effect on the demand for the Company's products in foreign markets.

COST OF GOODS SOLD. For the years ended December 31, 1995 and 1994, the cost of goods sold was $2,875,884 and $1,091,482, representing 99.8% and 116.5% of net sales, respectively. One of the factors contributing to the Company's current high cost of goods sold relative to sales is that the Company's three newest products, the SPRING-Registered Trademark-, OASIS-TM-, and PUREIT-Registered Trademark-, which represent a significant portion of the current sales volume, have been priced to facilitate market penetration. To reduce the future cost of sales of these products, the Company has redesigned them to achieve a lower manufacturing cost and has also made substantial investments in production tooling and equipment necessary to produce lower cost components.

Since early 1994, through direct investment and through the transactions with Ecomaster and WAPCO, the Company has made a significant investment in its production tooling, equipment and facilities. As a result of this investment, management believes that its current production capacity is substantially greater than its current sales volume, which has resulted in the costs associated with this excess production capacity contributing to the Company's current high cost of goods sold.

In addition, as a result of the December 30, 1994 acquisition transactions discussed above, the Company had to consolidate two similar product lines and their related inventories during 1995. This process resulted in certain production inefficiencies and inventory obsolescence. During 1995, the Company recorded a charge of $225,000 against cost of goods sold, representing the adjustment necessary to reduce the carrying value of certain inventory items to the lower market value.

GROSS PROFIT/LOSS. For the year ended December 31, 1995, the Company recognized gross profit of $6,620, representing 0.2% of net sales. For the year ended December 31, 1994, the Company recognized a gross loss of $154,355, representing 16.5% of net sales. Management believes that in addition to the items included in the above discussion of cost of goods sold, an additional factor affecting gross margin is that the higher sales level in 1995 allowed for greater absorption of production overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1995 and 1994, selling, general and administrative expenses were $2,612,115 and $1,541,905, representing 90.6% and 164.5% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the years ended December 31, 1995 and 1994, sales and marketing expenses were $1,281,143 and $509,694, respectively.

As part of the Company's business development strategy, the Company has elected to invest heavily in sales and marketing activities associated with new product introductions. During 1994 and 1995, in connection with the introduction of the SPRING-Registered Trademark-, OASIS-TM-, and PUREIT-Registered Trademark-products, the Company significantly increased its expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses. The Company recognizes that these expenses represent an up front cost associated with the introduction of new products to new markets, however, the Company believes that such an investment is necessary if the Company's new product introductions are to be successful. The Company expects sales and marketing expenses to continue at significant levels, or increase as new products are introduced.

GENERAL AND ADMINISTRATIVE EXPENSES - For the years ended December 31, 1995 and 1994, general and administrative expenses were $1,330,972 and $1,032,211, respectively.

The increase in general and administrative expenses from 1994 to 1995, was due in part to expenses associated with employee separation agreements, bad debts, professional fees and litigation settlements. In addition, the acquisitions at December 30, 1994 discussed above resulted in certain direct and indirect transitional expenses being recognized in 1995.

RESEARCH AND DEVELOPMENT EXPENSES. For the years ended December 31, 1995 and 1994, research and development expenses were $268,843 and $365,676, respectively. The high level of research and development expense in 1994 was due, in part, to the substantial costs associated with the development and testing of the SPRING-Registered Trademark-, OASIS-TM- and PUREIT-Registered Trademark-. While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development focus is on redesigning existing products to improve quality and lower manufacturing costs. The Company is also designing and developing new products in connection with OEM (original equipment manufacturer) and private label arrangements.

NET OPERATING LOSS CARRYFORWARDS. The Company has a federal net operating loss ("NOL") carryforward of approximately $8,900,000 at December 31, 1995. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in controlling interest resulted in part from the Ecomaster/WAPCO transactions. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

1994 COMPARED TO 1993

NET SALES. The Company had net sales of $937,127 for the year ended December 31, 1994. This represents a 21% decrease from the $1,180,466 of net sales for the same period in 1993. Management believes that the net sales decline between 1994 and 1993 relates principally to the Company's greater focus in 1994 on research and development activities designed to improve product quality, new product development on the Company's OASIS-TM- and SPRING-Registered Trademark-product lines, and efforts to build a distributor organization suited to the Company's strategy of retail as well as wholesale sales distribution.

The Company was dependent upon two major customers for a substantial portion of its net sales in 1994. The Company's largest customer (17% of net sales) was WAPCO, an affiliate of Jan H. Magnusson, the Former CEO. On December 30, 1994, the Company's wholly-owned subsidiary acquired certain assets and liabilities of WAPCO which had been distributed from WAPCO to Mr. Magnusson. The Company's other major customer in 1994, WaterCare Marketing, accounted for 13% of the Company's 1994 net sales. WaterCare Marketing is a Philippines distributor specializing in light commercial water purification and filtration applications.

Foreign sales (including domestic sales destined for foreign markets) represented 100% and 91%, respectively, of net sales for 1994 and 1993. To date, the Company has required payment in US dollars, therefore, the Company has not been subject to currency fluctuations directly.

COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold increased to 116% for 1994, compared with 93% for 1993. The increase in relative cost of goods sold in 1994 over 1993 was caused principally by the Company's inability to absorb fixed costs with the decline in net sales and a reduction in the bulk iodinated resin sales to a major customer.

GROSS PROFIT/LOSS. The gross loss for 1994 was $154,355, compared to a gross profit of $78,586 in 1993. Gross loss as a percentage of net sales was 16% for 1994, and the gross profit as a percentage of net sales was 7% for 1993. The gross loss for 1994 was due principally to the decline in net sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,541,905 and $1,068,955, representing 165% and 91% of net sales in 1994 and 1993, respectively. During the third quarter of 1993, management focused its efforts principally on cash conservation, which included employee layoffs and reductions in marketing, travel, and legal expenses. Commencing in the first quarter of 1994, and continuing throughout 1994, management began rehiring personnel and increasing selling and marketing expenses as part of its strategy to reestablish distributor relationships and begin pre-marketing promotion of the OASIS-TM- product line.

RESEARCH AND DEVELOPMENT EXPENSES. For the years ended December 31, 1994 and 1993, research and development expenses were $365,676 and $107,432, respectively. During 1994, the Company focused its research and development activities on redesigning existing products to improve quality and comply with EPA requirements for registration and sale in the United States, and on development and continued testing of the OASIS-TM- and SPRING-Registered Trademark- product lines.

RESTRUCTURING EXPENSES. During the second quarter of 1993, a provision of $351,000 for special charges related to restructuring was charged to operations. The provision included employee severance costs, including costs relating to the termination of the Company's Chief Executive Officer and settlement of his employment agreement claims, selective write-downs of assets, and related outside professional services. During 1994, the Company recognized a credit of $49,600 as actual costs incurred were less than the amount accrued.

NET OPERATING LOSS CARRYFORWARDS. At December 31, 1994, the unrestricted portion of the Company's net operating loss ("NOL") carryforward was approximately $430,000. Utilization of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in control resulted in part from the Ecomaster/WAPCO transactions. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995 the Company had a working capital deficit (total current liabilities in excess of total current assets) of $213,023 compared with a working capital surplus of $538,959 as of December 31, 1994. During 1995, the Company used its cash balances, accounts receivable collections, bank lines of credit, and trade accounts payable as sources of capital to fund its operations. In addition, Robert C. Klas, Sr., the Chairman of the Board and principal shareholder, has continued to loan additional funds to the Company for general working capital purposes under the terms of various loan agreements. During 1995, Mr. Klas and an affiliated entity advanced a net total of $1,950,000 to the Company.

For the year ended December 31, 1995; a) net cash used in operating activities consisted primarily of the Company's $3,221,083 loss from operations and an increase in accounts receivable of $467,878 offset by a $227,288 decrease in inventories and increases in accounts payable and accrued expenses of $272,151 and $392,720, respectively, b) net cash used in investing activities consisted primarily of purchases of property and equipment of $281,277 offset by applications of restricted cash of $123,571, and c) net cash provided by financing activities consisted primarily of $1,950,000 net proceeds from loans by a director/stockholder and an affiliated entity, and $82,000 proceeds from bank lines of credit.

For the year ended December 31, 1994; a) net cash used in operating activities consisted primarily of the Company's $2,062,183 loss from operations, a $249,388 increase in inventories, and a $228,676 decrease in accrued expenses, offset by a $281,226 increase in accounts payable, b) net cash used in investing activities consisted primarily of increases in restricted cash of $357,300 and purchases of property and equipment of $209,933, and c) net cash provided by financing activities consisted primarily of $1,812,500 proceeds from a private placement, $535,000 net proceeds from loans by a director/stockholder, and $1,050,000 proceeds from bank lines of credit.

The Company estimates that it will have working capital needs of approximately $2-4 million during 1996 to fund its operations and continue market introduction of its OASIS-TM-, SPRING-Registered Trademark-, and PUREIT-Registered Trademark-product lines. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. On March 22, 1996, the Company raised a portion of this estimated capital requirement through the sale of 2,400,000 common shares and a warrant to purchase an additional 2,400,000 common shares at $2.00 per share to the Chairman of the Board. As consideration for the securities purchased, the Chairman converted $1,200,000 of existing debt and invested, or committed to invest, $1,800,000 cash. Of the debt converted, $800,000 had been advanced to the Company prior to December 31, 1995.

The Company maintains a $500,000 bank line of credit which is unsecured by the Company, but has been guaranteed by the Former CEO. Unless it is extended or renewed, the line of credit will expire on May 31, 1996. If the line of credit expires, and the Company is required to pay off the $500,000 balance, the Company's liquidity will be adversely affected.

The Company's plan of operations over the next 12 months is to increase sales and further develop its domestic and international markets. In the U.S. market, the Company's efforts will be to establish an initial market presence in retail stores and consumer catalogs with the OASIS-TM-, SPRING-Registered Trademark- and PUREIT-Registered Trademark- products. Although the Company's OASIS-TM-product received EPA registration for sale in the U.S. in August 1995, due to the seasonal nature of the product, meaningful sales are not expected until 1996. In international markets, the Company will continue to develop new marketing and distribution channels and will attempt to increase sales of all products through existing channels.

The Company is also evaluating its available options to raise capital. Such options include, but are not limited to, private placements of debt or equity securities to accredited investors, registered offerings of the Company's common stock, and strategic partnership or joint venture arrangements. While additional capital would provide the Company with greater flexibility in executing its business plan, the Company recognizes that due to competition, the uncertainties of the capital markets, and other factors beyond the Company's control, there is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company's efforts to raise additional capital are not successful, the Company's operations may be negatively impacted.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are set forth on pages 29 through 48 of the Form 10-KSB:

                                                                            PAGE

Independent Auditors' Report                                                  29

Independent Auditors' Report                                                  30

Consolidated Balance Sheets as of December 31, 1995 and 1994                  31

Consolidated Statements of Operations for the Years Ended
 December 31, 1995 and 1994                                                   32

Consolidated Statements of Stockholders' Equity (Deficit) for the
 Years Ended December 31, 1995 and 1994                                       33

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995 and 1994                                                   34

Notes to Consolidated Financial Statements for the Years Ended
 December 31, 1995 and 1994                                                   36

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WTC Industries, Inc.
Plymouth, Minnesota

We have audited the accompanying consolidated balance sheet of WTC Industries, Inc. (WTC) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of WTC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1995 consolidated financial statements present fairly, in all material respects, the financial position of WTC as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended December 31, 1995 have been prepared assuming that WTC will continue as a going concern. As discussed in Note 1 to the financial statements, WTC's recurring losses from operations, deficiency in working capital, and net stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Minneapolis, Minnesota
May 13, 1996

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
WTC Industries, Inc.
Plymouth, Minnesota


We have audited the accompanying consolidated balance sheet of WTC INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WTC INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that WTC INDUSTRIES, INC. AND SUBSIDIARIES will continue as a going concern. As discussed in note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiencies raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to this matter are also described in note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.




LURIE, BESIKOF, LAPIDUS & CO., P.L.L.P.
Minneapolis, Minnesota


April 24, 1995

WTC INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                                           1995               1994

ASSETS (NOTE 6)
CURRENT ASSETS:
  Cash                                                               $    33,489         $   671,638
  Accounts receivable, net of allowance for doubtful accounts
    of $149,000 and $68,000                                              787,775             319,897
  Inventories (Notes 4 and 18)                                           845,543           1,072,831
  Prepaid expenses and other                                              63,062              75,688
                                                                     -----------         -----------
        Total current assets                                           1,729,869           2,140,054

PROPERTY AND EQUIPMENT, net (Note 5)                                     513,040             444,327

OTHER ASSETS:
  Restricted cash (Note 7)                                               233,729             357,300
  Loan acquisition costs less amortization of $19,614 and $2,488          58,511              75,637
  Noninfringement agreement, net of accumulated
    amortization of $55,500 and $53,650                                                        1,850
  Patents and trademarks, net of accumulated amortization of
    $36,678 and $17,076                                                   61,335              80,937
  Other                                                                   14,647              15,207
                                                                     -----------         -----------
                                                                         368,222             530,931
                                                                     -----------         -----------
                                                                     $ 2,611,131         $ 3,115,312
                                                                     -----------         -----------
                                                                     -----------         -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable and current maturities of long-term obligations
    (Note 6)                                                          $  608,904          $  873,579
  Accounts payable                                                       903,974             631,823
  Salaries and commissions                                               209,623                 500
  Accrued expenses                                                       220,391              95,193
                                                                     -----------         -----------
        Total current liabilities                                      1,942,892           1,601,095

LONG-TERM OBLIGATIONS, net of current maturities (Notes 6 and 7)       1,474,466           2,207,760

COMMITMENTS AND CONTINGENCIES (Notes 8, 12, 15, 17, and 20)

INDEBTEDNESS REFINANCED IN MARCH 1996 (Notes 6 and 20)                   800,000

STOCKHOLDERS' DEFICIT (Notes 3, 7, 9, 10, 17, and 20):
  Preferred stock                                                          6,800               6,800
  Common stock                                                            82,898              64,431
  Additional paid-in capital                                           8,039,159           5,749,227
  Accumulated deficit                                                 (9,735,084)         (6,514,001)
                                                                     -----------         -----------
                                                                      (1,606,227)           (693,543)
                                                                     -----------         -----------
                                                                    $  2,611,131        $  3,115,312
                                                                     -----------         -----------
                                                                     -----------         -----------


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                              1995                 1994

NET SALES (Notes 14 and 16)                                $ 2,882,504         $   937,127

COST OF GOODS SOLD (Note 18)                                 2,875,884           1,091,482
                                                           -----------         -----------
GROSS PROFIT (LOSS)                                              6,620            (154,355)

EXPENSES:
  Selling, general, and administrative (Note 15)             2,612,115           1,541,905
  Research and development                                     268,843             365,676
  Provision for restructuring (Note 11)                                            (49,600)
                                                           -----------         -----------
                                                             2,880,958           1,857,981
                                                           -----------         -----------

LOSS FROM OPERATIONS                                        (2,874,338)         (2,012,336)

OTHER INCOME (EXPENSE):
  Interest income                                                5,153                 572
  Interest expense                                            (336,312)            (51,125)
  Other                                                        (15,586)                706
                                                           -----------         -----------
                                                              (346,745)            (49,847)
                                                           -----------         -----------

NET LOSS                                                    (3,221,083)         (2,062,183)

PREFERRED STOCK DIVIDEND REQUIREMENT (Note 9)                                       (1,224)
                                                           -----------         -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                 $(3,221,083)        $(2,063,407)
                                                           -----------         -----------
                                                           -----------         -----------

NET LOSS PER COMMON SHARE                                  $     (0.46)        $     (0.78)
                                                           -----------         -----------
                                                           -----------         -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                7,025,000           2,629,000
                                                           -----------         -----------
                                                           -----------         -----------


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
- --------------------------------------------------------------------------------



                                          PREFERRED STOCK           COMMON STOCK                                           TOTAL
                                      -----------------------  ---------------------      ADDITIONAL                   STOCKHOLDERS'
                                        SHARES                   SHARES                    PAID-IN      ACCUMULATED       EQUITY
                                      OUTSTANDING    AMOUNT    OUTSTANDING    AMOUNT       CAPITAL        DEFICIT        (DEFICIT)

BALANCE AT DECEMBER 31, 1993             481,800   $  481,800   1,710,810  $   17,108    $ 4,202,871    $(4,451,818)   $   249,961

  Conversion of preferred stock
     into common stock                  (475,000)    (475,000)     95,000         950        474,050
  Preferred stock dividend declared                                                          (69,487)                      (69,487)
  Issuance of common stock in lieu
     of preferred stock accrued
     dividends                                                     34,745         348         69,139                        69,487
  Issuance of common stock on
     conversion of director loans                               1,070,000      10,700        524,300                       535,000
  Options issued to former director
     at exercise price under fair
     market value                                                                              5,000                         5,000
  Issuance of common stock in private
     placement                                                    362,500       3,625        358,875                       362,500
  Issuance of common stock in
     connection with acquisitions
     of Ecomaster Corporation and
     certain net assets of Water and
     Air Purification Corporation                               3,170,000      31,700        184,479                       216,179
  Net loss                                                                                               (2,062,183)    (2,062,183)
                                      ----------   ----------  ----------  ----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1994               6,800        6,800   6,443,055      64,431      5,749,227     (6,514,001)      (693,543)

  Issuance of common stock on
     assumption of debt and
     conversion of director loan
     (Note 6)                                                   1,646,718      16,467      2,041,932                     2,058,399
  Issuance of common stock on
     conversion of notes payable
     to affiliated entity                                         200,000       2,000        248,000                       250,000
  Net loss                                                                                               (3,221,083)    (3,221,083)
                                      ----------   ----------  ----------  ----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1995               6,800   $    6,800   8,289,773  $   82,898    $ 8,039,159    $(9,735,084)   $(1,606,227)
                                      ----------   ----------  ----------  ----------    -----------    -----------    -----------
                                      ----------   ----------  ----------  ----------    -----------    -----------    -----------


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                                   1995                1994

OPERATING ACTIVITIES:
  Net loss                                                     $ (3,221,083)       $ (2,062,183)
  Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation                                                    210,616             107,090
    Amortization                                                     38,578              17,599
    Loss on sale of fixed assets                                     28,500
    Director's options earned                                                             5,000
    Changes in operating assets and liabilities:
      Accounts receivable                                          (467,878)             (6,825)
      Inventories                                                   227,288            (249,388)
      Prepaid expenses and other                                     13,186              42,441
      Accounts payable                                              272,151             281,226
      Accrued expenses                                              392,720            (228,676)
                                                               ------------        ------------
          Net cash used in operating activities                  (2,505,922)         (2,093,716)

INVESTING ACTIVITIES:
  Restricted cash                                                   123,571            (357,300)
  Purchases of property and equipment                              (281,277)           (209,933)
  Payment of security deposit                                                            (7,824)
  Proceeds from sale of fixed assets                                  1,500
                                                               ------------        ------------
          Net cash used in investing activities                    (156,206)           (575,057)

FINANCING ACTIVITIES:
  Proceeds from private placement                                                     1,812,500
  Loan acquisition costs                                                                (75,637)
  Proceeds of loans from director/stockholder                     1,800,000             970,000
  Proceeds of loan from affiliated entity                           250,000
  Payments on loan from director/stockholder                       (100,000)           (435,000)
  Payments on long-term obligations                                  (8,021)             (5,617)
  Borrowings under bank lines of credit                              82,000           1,050,000
                                                               ------------        ------------
          Net cash provided by financing activities               2,023,979           3,316,246
                                                               ------------        ------------

NET (DECREASE) INCREASE IN CASH                                    (638,149)            647,473

CASH AT BEGINNING OF YEAR                                           671,638              24,165
                                                               ------------        ------------

CASH AT END OF YEAR                                            $     33,489        $    671,638
                                                               ------------        ------------
                                                               ------------        ------------

WTC INDUSTRIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                                          1995               1994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the year for interest                             $   233,005         $    27,221


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
  Common stock issued on conversion or assumption of long-term
    debt and accrued interest                                        $ 2,308,399         $   535,000
  Preferred stock converted to common stock                                                  475,000
  Common stock issued in lieu of unpaid preferred stock
    accrued dividends                                                                         69,487
  Common stock issued for acquisition of Ecomaster common stock
    and certain net assets of Water and Air Purification Corporation                         216,179
  Capital lease incurred to acquire equipment                             28,052



See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING
     OPERATING LOSSES AND LIQUIDITY

     BUSINESS - WTC Industries, Inc. (WTC), formerly Water Technologies Corporation, was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). The majority of the Company's sales have been to foreign customers or to customers in the United States who ultimately resold the products to foreign customers (see Note 16).

     GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,221,083 and $2,062,183, and cash used by operating activities was $2,505,922 and $2,093,716 for the years ended December 31, 1995 and 1994, respectively. In addition, as of December 31, 1995, the Company had a deficiency in working capital of $213,023 and an accumulated deficit of $9,735,084.

     These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1995 were met principally through the issuance of interest-bearing notes, aggregating $1,950,000, to the Chairman of the Board and an affiliated entity. Of the amounts advanced in 1995, $1,150,000, plus accrued interest of $58,399, was converted into common stock of the Company in 1995 and $800,000 was converted into common stock of the Company in March 1996. In addition, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for common stock in 1995 and committed to advance an additional $2,200,000 to the Company in 1996 for additional shares of the Company's common stock (see Note 20).

     Management's plans to continue as a going concern, in addition to the advances committed to by the Chairman of the Board of Directors, include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: (a) aggressively managing cash collections and disbursements; (b) promoting sales of the Company's existing products, including those recently registered with the U.S. Environmental Protection Agency; (c) completing the introduction of new products currently under development; and (d) raising additional capital through private or public placements of debt or equity securities or through other sources.

     The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of WTC and, since the dates of their acquisition, its wholly owned subsidiaries, Water Pollution Control Systems, Inc. and WTC/Ecomaster Corp. (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over estimated useful lives of three to eight years for equipment and over the lease term for leasehold improvements.

     LOAN ACQUISITION COSTS - Loan acquisition costs represent fees paid in connection with the sale of private placement units during 1994. Such costs are being amortized by the straight-line method over five years, the term of the private placement promissory notes.

     NONINFRINGEMENT AGREEMENT - The noninfringement agreement was amortized by the straight-line method over five years. The agreement was part of an asset purchase and noninfringement agreement between the Company and DAVCO Manufacturing Corporation on February 17, 1990, whereby DAVCO agreed not to infringe on any patent currently owned by KSURF or the Company respecting iodinated resins.

     TRADEMARKS - The cost of trademark registration is being amortized by the straight-line method over five years.

     PATENT COSTS - The Company's patent costs are charged to operations as incurred unless the cost exceeds $5,000, in which instance the costs are capitalized and amortized over a period not to exceed the life of the applicable patent. Expenditures for patents not owned by the Company, but utilized through a license agreement, are charged to operations as incurred.

     REVENUE RECOGNITION - The Company recognizes revenue upon shipment of the product.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred.

     NET LOSS PER COMMON SHARE - Net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Warrants, options, and convertible preferred stock have been excluded from the computations because the effect is anti-dilutive.

     ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, management estimates that the carrying value of long-term debt approximates fair value due to the variable interest feature of the debt or its extinguishment shortly after year end. The carrying value of all other financial instruments approximate fair value due to the short-term nature of the instruments.

     RECLASSIFICATIONS - Certain reclassifications were made to the 1994 consolidated financial statements to present them on a basis comparable with the current year. The reclassifications had no effect on previously reported net loss or stockholders' equity (deficit).

3.   MERGER

     On December 30, 1994, WTC Acquisition Corp. (WTCAC), a newly formed, wholly owned subsidiary of WTC, merged with Ecomaster Corporation (Ecomaster). WTCAC exchanged 2,134,149 shares of WTC common stock for all of the issued and outstanding common stock of Ecomaster. Immediately thereafter, certain assets and liabilities of Water and Air Purification Corporation (WAPCO), which had been distributed to its principal owner, were transferred to WTCAC in exchange for 1,035,851 shares of WTC common stock. Upon the completion of these transactions, the principal owner of WAPCO and Ecomaster became the Chief Executive Officer of the Company, and effective April 12, 1996, this officer (the Former CEO) resigned from the Company. These transactions have been accounted for under the purchase method of accounting, and thus, the consolidated statements of operations do not include the results of operations for Ecomaster or WAPCO for any period prior to December 30, 1994. There was no goodwill recorded as a result of the transactions. WTCAC's name has since been changed to WTC/Ecomaster Corp.

     The following unaudited pro forma information presents the combined results of operations of WTC, Ecomaster, and WAPCO for the year ended December 31, 1994, with pro forma adjustments made as if the transactions had been consummated as of January 1, 1994. This pro forma information does not purport to be indicative of what would have occurred had the transactions been made as of those dates or of results which may occur in the future.


                                                                      1994
                                                                    Pro Forma
                                                                   (Unaudited)

     Net sales                                                     $ 2,073,142
                                                                   -----------
                                                                   -----------
     Net loss                                                      $(2,475,351)
     Preferred stock dividend requirement                               (1,224)
                                                                   -----------
     Net loss applicable to common stockholders                    $(2,476,575)
                                                                   -----------
                                                                   -----------
     Net loss per common share                                     $      (.43)
                                                                   -----------
                                                                   -----------

4.    INVENTORIES

     Inventories consisted of the following at December 31:

                                                          1995          1994

     Raw materials                                      $473,960      $900,346
     Work-in-process                                      16,424
     Finished goods                                      355,159       172,485
                                                        --------    ----------
                                                        $845,543    $1,072,831
                                                        --------    ----------
                                                        --------    ----------

5.    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                            1995        1994

     Office equipment                                     $255,502    $183,996
     Machinery and equipment                               561,198     421,114
     Leasehold improvements                                 98,895      89,827
     Art                                                    19,825      19,825
                                                          --------    --------
                                                           935,420     714,762
     Less accumulated depreciation                         422,380     270,435
                                                          --------    --------
                                                          $513,040    $444,327
                                                          --------    --------
                                                          --------    --------

6.    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     Notes payable and long-term obligations consisted of the following at December 31:

                                                               Interest
                         Description                             Rate         1995          1994
     Bank line of credit, borrowings increased to $1,100,000
     during 1995.  Entire outstanding balance was assumed by
     a director/stockholder as consideration for purchase of
     common stock.                                               Prime                   $1,050,000

     Bank line of credit, maximum available borrowings of
     $500,000.  Line of credit expires May 31, 1996, is          Prime
     unsecured, and is guaranteed by the Former CEO.             +1.5%     $  500,000       468,000

     Demand note payable to company affiliated with the
     Former CEO.  Paid in March 1996.                            10.5%        100,000       100,000

     Notes payable from private placement.  Interest due         Prime
     quarterly, principal due May 31, 1999 (see Note 7).         +2%        1,450,000     1,450,000

     Other                                                                     33,370        13,339
                                                                           ----------    ----------
                                                                            2,083,370     3,081,339
     Less current maturities                                                  608,904       873,579
                                                                           ----------    ----------
                                                                           $1,474,466    $2,207,760
                                                                           ----------    ----------
                                                                           ----------    ----------
     The prime interest rate was 8.5% at December 31, 1995.

     Maturities of long-term obligations are as follows for the years ending ecember 31:

     1996                                                           $  608,904
     1997                                                                9,528
     1998                                                                6,091
     1999                                                            1,456,959
     2000                                                                1,888
                                                                    ----------
                                                                    $2,083,370
                                                                    ----------
                                                                    ----------

     In addition to the notes payable and long-term obligations set forth above, during 1995, the Chairman of the Board advanced $1,800,000 to the Company, $900,000 of which was converted to common stock in August 1995 and $100,000 of which was repaid. The remaining $800,000, which was collateralized by substantially all of the Company's assets except receivables and accrued interest at 15%, was converted to common stock in March 1996 and, as a result, is included in long-term liabilities at December 31, 1995
     (see Note 20).

7.   PRIVATE PLACEMENT

     During 1994, the Company conducted a private placement offering with each $125,000 unit consisting of: (1) $100,000 note payable due May 31, 1999, interest payments due quarterly at prime plus 2%; (2) 25,000 shares of the Company's common stock; and (3) warrants to purchase up to 10,000 shares of the Company's common stock at a purchase price of $2.00 per share any time prior to June 1, 1997. A provision of the private placement required $25,000 of the proceeds from each unit (which aggregated $362,500) to be placed in an escrow account (restricted cash) for the payment of interest on the notes.

     The Company raised an aggregate of $1,812,500 from the offering, including restricted cash of $362,500. Of the 14.5 units sold, 3.75 units were sold to related parties.

8.   LEASES

     OPERATING LEASES - The Company leases an office and manufacturing facility, warehouse, and certain office equipment under noncancelable operating leases. Future minimum lease payments due under these operating leases are as follows for the years ending December 31:

     1996                                                               $114,000
     1997                                                                 60,000
                                                                        --------
                                                                        $174,000
                                                                        --------
                                                                        --------

     Rent expense under all operating leases was approximately $153,000 and 109,000 for the years ended December 31, 1995 and 1994, respectively.

     CAPITAL LEASES - The Company leases certain equipment under capital leases. Amortization of the capital lease property has been included in depreciation expense.

     At December 31, 1995, total lease payments under these capital lease agreements, included as "Other" in Note 6, are as follows for the years ending December 31:

     1996                                                              $12,561
     1997                                                               12,150
     1998                                                                7,728
     1999                                                                7,728
     2000                                                                1,932
                                                                       -------
                                                                        42,099
     Less amount representing interest                                   8,729
                                                                       -------
                                                                       $33,370
                                                                       -------
                                                                       -------

9.   COMMON AND PREFERRED STOCK

     COMMON STOCK - At December 31, 1995 and 1994, the Company had 10,000,000 shares of $.01 par value common stock authorized and 8,289,773 and 6,443,055 shares, respectively, issued and outstanding. In March 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 20,000,000.

     During 1995, upon conversion of a $250,000 note payable, the Company issued 200,000 shares of common stock to an affiliate of a company whose Chairman of the Board is also the Company's Chairman of the Board.

     During 1995 and 1994, the Chairman of the Board of the Company converted debt aggregating $958,339 and $535,000 into 766,718 and 1,070,000 shares of the Company's common stock, respectively. Also in 1995, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for 880,000 shares of common stock.

     The value used for the 1995 conversions of debt to common stock was determined, in part, based upon a fairness opinion obtained from an independent securities firm.

     During 1994, preferred stockholders converted 475,000 shares of preferred stock into 95,000 shares of common stock.

     During 1994, preferred stockholders and former preferred stockholders received 34,375 shares of common stock in satisfaction of accrued dividends on the preferred stock.

     On December 30, 1994, the Company merged with Ecomaster and acquired certain assets and liabilities of WAPCO which had been distributed to its principal owner. To effect these transactions, the Company issued 3,170,000 shares of the Company's common stock (see Note 2).

     PREFERRED STOCK - At December 31, 1995 and 1994, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 6,800 shares issued and outstanding. At December 31, 1995, each of the shareholders holding preferred shares had agreed to waive all accrued but unpaid dividends and convert their preferred shares into a total of 1,925 shares of common stock. As a result, the Company has not accrued dividends on its preferred stock subsequent to December 31, 1994. The Company is in the process of issuing stock certificates in connection with the conversion of the remaining preferred shares into common stock.

10.  STOCK OPTIONS AND WARRANTS

     INCENTIVE STOCK OPTION PLAN - An Incentive Stock Option Plan (ISOP) was approved on March 31, 1990 which reserved 500,000 shares of common stock for issuance under this plan. As of December 31, 1995, options to purchase 250 shares were outstanding and options to purchase 499,750 shares were available to be granted. The outstanding options are currently exercisable at $7.00 per share and expire in March 1997.

     NONINCENTIVE STOCK OPTIONS - During the year ended December 31, 1994, nonincentive stock options to purchase 59,000 shares of common stock were canceled.

     NONQUALIFIED STOCK OPTION PLAN - During 1994, the Company adopted the 1994 Nonqualified Stock Option Plan (the Plan). The purpose of the Plan is to advance the interests of the Company and its stockholders by enhancing the Company's ability to attract and retain qualified persons to perform services for the Company. The maximum number of shares of common stock authorized and reserved for issuance under the Plan is 1,500,000 shares. Eligible recipients under the Plan include all employees of the Company, including officers and directors who work for the Company, directors who are not employed by the Company (Outside Directors), and consultants and independent contractors of the Company. Options canceled or lapsed will be available for subsequent grants under the Plan.

     In accordance with the provisions of the Plan, Outside Directors are entitled to receive an annual grant of options to purchase $10,000 worth of common stock at the fair market value of such stock on the date of grant. These options will vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the director ceases to be a member of the Board of Directors. As of December 31, 1995, no options have been issued to Outside Directors under the Plan.

     In 1994, options to purchase 700,000 shares of common stock were issued to five employees of the Company, including 250,000 issued to the previous Chairman of the Company's Board of Directors. During 1995, options to purchase 100,000 of the previous Chairman's 250,000 shares were canceled upon his resignation as Chairman. Of the 700,000 options granted in 1994, 300,000 were issued at an option price of $1.00 per share and were immediately exercisable and 400,000 were issued at an option price of $.50 per share and are exercisable based on certain accrual and vesting requirements, some of which are subject to the Company obtaining cumulative income before income taxes for 1995 and 1996 equal to or in excess of $1,000,000. Should the conditions for exercisability be achieved, the Company may be required to record compensation expense for the difference between the fair value of the common stock and the option exercise price.

     A summary of the stock option transactions during the two-year period ended December 31, 1995 is as follows:


                                     Incentive                 Nonqualified
                                      Stock      Nonincentive      Stock                    Exercise
                                    Option Plan  Stock Options  Option Plan    Total     Price per Share
     Options outstanding at
            December 31, 1993        74,950       59,000                       133,950    $.50 - $7.00

       Granted                                                   700,000       700,000    $.50 - $1.00
       Canceled                     (74,700)     (59,000)                     (133,700)   $.50 - $7.00
                                    -------      -------        --------      --------
     Options outstanding at
            December 31, 1994           250                      700,000       700,250    $.50 - $7.00

       Granted                                                    90,000        90,000           $3.50
       Canceled                                                 (200,000)     (200,000)          $ .50
                                    -------      -------        --------      --------
     Options outstanding at
            December 31, 1995           250                      590,000       590,250    $.50 - $7.00
                                    -------      -------        --------      --------
                                    -------      -------        --------      --------
     Options exercisable
            December 31, 1995           250                      200,000       200,250    $.50 - $7.00
                                    -------      -------        --------      --------
                                    -------      -------        --------      --------


     OPTIONS FOR SERVICES - During the year ended December 31, 1994, 20,000 options at an exercise price of $1.50 per share and 10,000 options at an exercise price of $2.50 per share were issued to an unrelated company for services provided. The options are immediately exercisable and expire in 2001. The Company has reserved 30,000 shares of common stock for issuance under this agreement.

     STOCK WARRANTS - In connection with private placement debt offerings in November 1988, August 1989, and May 1991, the Company issued five-year common stock warrants to each noteholder. All of the private placement notes were payable to individual investors and were paid off in 1991 from proceeds of the Company's initial public offering of common stock. Each noteholder received a warrant to purchase one share of common stock for each $3.00 of notes payable. At December 31, 1995, warrants to purchase 100,000 shares remain outstanding from the 1991 offering and are currently exercisable until May 1996 at $3.40 per share. Under the terms of the warrants, the warrants were initially exercisable at $4.50 per share or, in the event of a public offering, the exercise price would be adjusted to equal two-thirds of the final public offering price, rounded up to the nearest $.10. The public offering price was $5.00 per share.

     In connection with the Company's initial public offering, the Company sold warrants for the purchase of 83,861 shares of common stock to the underwriter for $100. These warrants are currently exercisable at an exercise price of $7.50 per share and expire September 1996.

     At December 31, 1995, warrants to purchase an aggregate of 145,000 shares of the Company's common stock, which were issued in connection with the private placement offering in 1994, are outstanding and are exercisable at $2.00 per share on or before May 31, 1997.

     A summary of stock warrant transactions during the two-year period ended December 31, 1995 is as follows:

                                                          Number       Exercise
                                                         of Shares    Price Per Share
     Warrants outstanding at December 31, 1993             249,761     $3.40 - $7.50

     Issued                                                145,000             $2.00
     Canceled                                              (65,900)
                                                           -------
     Warrants outstanding at December 31, 1994 and 1995    328,861     $2.00 - $7.50
                                                           -------
                                                           -------

11.   PROVISION FOR RESTRUCTURING

     In the second quarter of 1993, a provision for restructuring totaling $351,000 was charged to operations. The provision included employee severance costs of approximately $205,500, including costs relating to the settlement and termination of the former Chairman/CEO's employment agreement, selective write-downs of assets of approximately $29,500, and related outside professional services of approximately $116,000. During 1994, the Company recognized income of $49,600 due to actual costs incurred being less than the amount recorded in 1993.

12.  LITIGATION SETTLEMENTS

     LAWSUIT BY FORMER OFFICER - In July 1995, the Company settled a legal action brought in Hennepin County District Court in Minneapolis, Minnesota against the Company by a former officer. Under the terms of the settlement, the plaintiff agreed to waive all rights to his vested stock option for 30,000 shares of the Company's common stock and the Company agreed to pay the former officer $105,000. These transactions were completed in October 1995, and the $105,000 is included in selling, general, and administrative expenses for the year ended December 31, 1995.

     AMERICAN PRODUCT SALES - On March 26, 1996, the Company settled a legal action which had been filed on September 20, 1995 in Federal District Court, Northern District of California, by American Product Sales, a division of S.J. Battery X-Change, Inc. In the action, the plaintiff claimed that the Company had breached a contract with the plaintiff.
     Under the terms of the settlement, the Company paid the plaintiff $30,000, which was accrued in the consolidated financial statements at December 31, 1995.

13.  INCOME TAXES

     No provision (benefit) for income taxes has been recorded for the years ended December 31, 1995 and 1994 as the Company incurred losses and it is uncertain whether the Company will realize any benefit from these losses.

     The Company has a federal net operating loss (NOL) carryforward of approximately $8,900,000 at December 31, 1995. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in controlling interest resulted in part from the Ecomaster/WAPCO transactions.

     The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

     A summary of the Company's deferred taxes is as follows:

                                                        1995         1994

     Current assets:
        Inventory obsolescence reserve             $   149,000
        Allowance for doubtful accounts                 52,000
        Warranty reserve                                26,000
        Litigation reserve                              11,000
        Vacation accrual                                 8,000
                                                   -----------
                                                       246,000
        Less valuation reserve                        (246,000)
                                                   -----------
                                                   $       -
                                                   -----------
                                                   -----------
     Noncurrent assets -
        NOL carryforwards                          $ 1,179,000     $ 146,000
        Less valuation reserve                      (1,179,000)     (146,000)
                                                   -----------     ---------
                                                   $       -       $     -
                                                   -----------     ---------
                                                   -----------     ---------

14.  RELATED-PARTY TRANSACTIONS

     In addition to the transactions between the Company and the Chairman of the Board and an affiliated entity discussed in Notes 1 and 6, the Company had the following transactions with related parties.

     Sales to Ecomaster and WAPCO, the companies subject to the acquisition transactions on December 30, 1994, were approximately $100,000 during the year ended December 31, 1994. Purchases from such companies were approximately $200,000 during the year ended December 31, 1994.

     During 1995, the brother-in-law of the Former CEO served as an independent sales representative for the Company's products in certain countries in Europe and the Middle East. Approximately $102,000 was charged to operations and is payable at December 31, 1995 under this arrangement.

15.  LICENSE AGREEMENT

     The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company's products contain iodinated resins which were developed by Kansas State University and patented by KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $75,000 for the years ended December 31, 1995 and 1994.

16.  FOREIGN SALES AND SIGNIFICANT CUSTOMERS

     The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 1995 and 1994 were approximately as follows:

                                                       1995          1994

     Domestic sales                                 $  436,000
     Foreign sales:
       Domestic sales destined for foreign markets     370,000     $440,000
       Americas                                        234,000      153,000
       Europe/Africa/Middle East                       785,000      159,000
       Asia                                          1,058,000      185,000
                                                    ----------     --------
       Net sales                                    $2,883,000     $937,000
                                                    ----------     --------

     During the year ended December 31, 1995, two customers accounted for approximately 19% and 15% of net sales. During the year ended December 31, 1994, two different customers accounted for approximately 17% and 13% of net sales.

17.  CONTINGENCIES

     DELINQUENT FILINGS - The Company is delinquent in certain of its filings with the Securities and Exchange Commission.

     POROUS MEDIA CORPORATION - On September 21, 1995, the Company was named a defendant in a lawsuit brought in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation (Porous Media), a former supplier of one of the Company's component parts. In the lawsuit, the plaintiff seeks a cash payment of approximately $32,000 pertaining to invoices being disputed by the Company and has asked the court to interpret certain terms and provisions of a contract between the plaintiff and the Company. The plaintiff further claims to have the right, under certain circumstances, to be granted a royalty-free license to make, use, and sell water purifiers incorporating certain technologies of the Company.

     The Company believes that this lawsuit is without merit and intends to defend its position vigorously. Further, the Company has filed a countersuit against Porous Media alleging, among other things, that the component parts supplied by the vendor were not as specified in the contract and that such nonconformance caused the Company to suffer unnecessary testing costs and substantial delays in product testing and delivery.

     The litigation with Porous Media is at an early stage, and the outcome cannot presently be determined. While the consolidated financial statements at December 31, 1995 include the accrual of $32,000 pertaining to the disputed Porous Media invoices, no other costs or expenses associated with this litigation have been recorded in the consolidated financial statements.

18.  ARRANGEMENTS WITH SUPPLIERS

     BOWMAN INDUSTRIES, INC. - The Company utilizes the services of Bowman Industries, Inc. (Bowman) to manufacture and assemble certain components of the Company's products using the Company's production equipment. Pursuant to an arrangement with Bowman, the Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. In return, Bowman provides its services exclusively to the Company. The Company treats its arrangement with Bowman as an independent contractor relationship. During the year ended December 31, 1995, the Company paid Bowman a total of $142,400 under this arrangement.

     HYBRID TECHNOLOGIES CORP. - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to oversee and manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin only from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and
     DentalPure Corp.   The Company and DentalPure Corp. have a separate
     royalty arrangement. DentalPure Corp. is owned by the Former CEO and does not compete with the Company in any of its product applications.

19.  RECENTLY ISSUED ACCOUNTING STANDARD

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the assets are less than the carrying value of the assets. Assets to be disposed of should be reported at the lower of their carrying amount or fair value less costs of disposal. SFAS No. 121 will be effective for the Company's consolidated financial statements for the year ending
     December 31, 1996. The Company believes that adoption of this statement will not have a material impact on the results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires adoption of the disclosure provisions for the Company's consolidated financial statements for the year ending December 31, 1996 and adoption of the recognition and measurement provisions for nonemployee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion
     No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but would be required to disclose in a note to the financial statements pro forma net income and earnings (loss) per share as if the company had applied the new method of accounting.

     The Company has elected to continue following the guidance of APB Opinion No. 25 for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure requirements of SFAS No. 123 for the year ending December 31, 1996.

20.  SUBSEQUENT EVENTS

     On February 22, 1996, the Company was named a defendant in a lawsuit brought by a manufacturer of drinking water fountains and coolers. In the suit, the plaintiff alleges that the Company infringed upon several of its trademark registrations for use of the name "Oasis" for various products marketed by the plaintiff. The plaintiff is seeking damages and an injunction to prevent the Company from using the "Oasis" name. The Company believes that its use of the "Oasis" name for its product does not infringe upon the plaintiff's trademark rights. The litigation is at an early stage and management believes that the outcome cannot presently be predicted.

     Effective March 22, 1996, the Company issued to the Chairman of the Board 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note payable in equal monthly installments in April, May, and June of 1996. Also on March 22, 1996, the Chairman of the Board acquired 1,600,000 shares of restricted common stock from the Former CEO in a private transaction. After these transactions, the Chairman owns more than 50% of the outstanding stock of the Company.

     The loss per common and common equivalent share, assuming conversion of the $800,000 debt as of the date it was issued, would have been approximately $0.44 per share for the year ended December 31, 1995.

     Certain pro forma balance sheet information, prepared as if these transactions had occurred as of December 31, 1995, (including conversion of the $400,000 of debt which was incurred subsequent to December 31, 1995) is as follows:

                                                      Pro Forma
                                                   December 31, 1995

     CURRENT ASSETS                                    $ 3,029,869
                                                       -----------
                                                       -----------
     LONG-TERM DEBT                                    $ 1,474,466
                                                       -----------
                                                       -----------
     SHAREHOLDERS' EQUITY:
       Preferred stock                                 $     6,800
       Common stock                                        106,898
       Additional paid-in capital                       11,015,159
       Accumulated deficit                              (9,735,084)
       Receivable from shareholder                        (900,000)
                                                       -----------
         Total shareholders' equity                       $493,773
                                                       -----------
                                                       -----------

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 1995, the Company dismissed Lurie, Besikof, Lapidus & Co., P.L.L.P., as its independent auditors and appointed Deloitte & Touche LLP as its independent auditors. The reports of Lurie, Besikof, Lapidus & Co., P.L.L.P. on the consolidated financial statements of the Registrant for the fiscal years ended December 31, 1994 and 1993 were unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles, except that the reports of Lurie, Besikof, Lapidus & Co., P.L.L.P. on the consolidated financial statements of the Registrant as of and for the fiscal years ended December 31, 1994 and 1993 contained an explanatory paragraph concerning the Company's ability to continue as a going concern. The decision to change firms was recommended by the Audit Committee of the Board of Directors. In connection with the audits of the consolidated financial statements of the Registrant for the fiscal years ended December 31, 1994 and 1993, and during the period commencing January 1, 1995 through December 19, 1995, there were no disagreements or reportable events.


              ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:


NAME                          AGE            POSITION
- ----                          ---            --------
Robert C. Klas, Sr.           68             Chairman of the Board, Director and Chief
                                                Executive Officer
David M. Botts                33             Chief Operating Officer
Todd Johnson                  39             Chief Financial Officer, Secretary and Treasurer
Jan (Jon) H. Magnusson        53             Former Chief Executive Officer, resigned
                                                April 12, 1996
Biloine W. Young              69             Director
John A. Clymer                47             Director
Robert R. Martin              69             Former Director, resigned May 6, 1996

All directors have been elected to serve until the next annual election of directors (to occur in 1996 at the annual meeting of the shareholders), or until their earlier resignation or removal. Officers serve at the pleasure of the Board of Directors.

Outside directors are entitled to receive an annual formula grant of options to purchase $10,000 worth of common stock at the fair market value of such stock on the date of the grant. These options vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the director ceases being a member of the Board of Directors. As of May 15, 1996, no options have been issued to Outside Directors under this provision.

                                   MANAGEMENT

ROBERT C. KLAS, SR., CHAIRMAN OF THE BOARD, DIRECTOR AND CHIEF EXECUTIVE OFFICER. Mr. Klas became a director of the Company in 1994 and has served as the Chairman since January 1995. Effective April 12, 1996, Mr. Klas assumed the additional position of Chief Executive Officer.

For the past forty years, Mr. Klas has been the owner, Chairman of the Board and Chief Executive Officer of Tapemark Company, a $50 million label converter. Tapemark has twice received the award as the best managed company in its industry. In 1994, Mr. Klas was given his industry's highest executive award. Mr. Klas also serves as a director of Signal Bank in West St. Paul.

DAVID M. BOTTS, CHIEF OPERATING OFFICER. Mr. Botts has been with the Company since 1988 and has served as Executive Vice President, Vice President of Sales, Vice President of Operations, General manager, and in his current position as Chief Operating Officer. Mr. Botts has been certified as a Water Specialist Level 3 by the Water Quality Association and is considered an expert at engineering practical applications for iodinated resin.

TODD JOHNSON, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Mr. Johnson has been involved in finance, accounting and emerging growth companies since 1980. Prior to joining WTC in July 1995, Mr. Johnson spent eleven years at Minneapolis-based Pathfinder Venture Capital Funds where he was the Chief Financial Officer and a general partner. Prior to Pathfinder, Mr. Johnson served as the controller of Centennial Group, Inc., a publicly held real estate development and investment firm, and as an auditor with the international public accounting firm of Touche Ross & Co.

JAN (JON) H. MAGNUSSON, FORMER CHIEF EXECUTIVE OFFICER. Mr. Magnusson served as the Company's Chief Executive Officer from January 9, 1995 to April 12, 1996. Mr. Magnusson is the former Chairman of the Board and Chief Executive Officer of Ecomaster Corporation, a manufacturer of water purification equipment he founded in 1990, which merged with the Company in December 1994. In 1968, Mr. Magnusson founded Jede Automater A. B., a Swedish based manufacturer of hot and cold beverage vending units with subsidiaries and distributors throughout Europe.
Mr. Magnusson served as President of Jede Automater from its founding until 1981. Jede Automater is now a division of the Nestle' Companies in Switzerland. Mr. Magnusson is an engineer and prolific inventor.

Mr. Magnusson is a director of Digital Biometrics, Inc., a publicly held manufacturer of electronic fingerprinting equipment. He is also the controlling shareholder of DentalPure Corp., a medical device company founded in conjunction with the University of Minnesota to serve the purification needs of the dental industry, and Global HealthShare Corp., a network marketing organization which markets natural vitamins and other health-oriented products including certain products of the Company.

BILOINE W. YOUNG, DIRECTOR. Ms. Young retired as the President of Old Mexico Shop, Inc. in St. Paul, Minnesota where she was employed for 22 years. Ms. Young has served as a director of the Company since July 1994.

JOHN A. CLYMER, DIRECTOR. Mr. Clymer is currently the President and Chief Investment Officer of Resource Capital Advisors, the asset management subsidiary of Resource Trust Company, a privately owned Minneapolis-based financial services provider. Prior to Resource, Mr. Clymer was employed by Minnesota Mutual Life Insurance Company for 22 years, and served as President from 1991 through 1994. Mr. Clymer has served as a director of the Company since July 1994.

ROBERT R. MARTIN, FORMER DIRECTOR. Mr. Martin was elected a director of the Company in March 1994 and served as Chairman from March 1994 to January 1995. Effective May 6, 1996, Mr. Martin resigned as a director of the Company. From February 1990 to October 1993, Mr. Martin served as Chairman of the Board of Kinnard Investments, Inc., the parent company for a Minneapolis investment banking firm. Between 1969 and 1989, Mr. Martin held various management positions with Dain Bosworth Incorporated. Mr. Martin also serves as a director of 24 Merrill Lynch mutual funds.

To the Company's knowledge, none of its officers or directors, other than its Chief Financial Officer, have made any filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


                        ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company during the year ended December 31, 1995 to the Chief Executive Officer and each of the other executive officers whose cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

- ---------------------------------------------------------------------------------------------------------------------------
                                                          ANNUAL COMPENSATION                 LONG TERM
                                                                                            COMPENSATION
                                    ---------------------------------------------------------------------------------------
NAME AND                            YEAR         SALARY          BONUS          OTHER        (SECURITIES       ALL OTHER
PRINCIPAL POSITION                                                                       UNDERLYING OPTIONS)   COMPENSATION
- ---------------------------------------------------------------------------------------------------------------------------
Jan H. Magnusson (1)                1995     $   84,000        $    --        $ 6,600             --                  --
Chief Executive Officer
- ---------------------------------------------------------------------------------------------------------------------------
Stanley I. Barenbaum                1995     $   71,194        $    --        $    --             --              98,624
President and COO (2)               1994     $   93,750        $    --        $45,000        150,000                  --
- ---------------------------------------------------------------------------------------------------------------------------

(1) Mr. Magnusson served as the Company's Chief Executive Officer from January 9, 1995 until April 12, 1996. Of the total 1995 salary shown above, $73,350 was accrued at December 31, 1995. Of this amount, $37,039 will be paid in 1996 and $36,311 will be paid in 1997. During 1994 there was no Chief Executive Officer.

(2) Mr. Barenbaum served as the Company's President and Chief Operating Officer from April 1, 1994 to July 1, 1995. In addition to the stock option shown in the table above, in April 1994 Mr. Barenbaum was granted an option to purchase 100,000 common shares. Such option is only exercisable if vested according to certain conditions. Upon his separation from the Company in July 1995, 50,000 of these 100,000 options were canceled. In accordance with the terms of his separation agreement, the Company also agreed to pay Mr. Barenbaum other compensation shown above of $98,624. Of this amount, $54,812 was paid in 1995, and $43,812 will be paid in 1996.


                    OPTION GRANTS IN LAST FISCAL YEAR

- ----------------------------------------------------------------------------------------
                                            % OF TOTAL OPTIONS
                           NUMBER OF SHARES     GRANTED TO       EXERCISE      OPTION
                              UNDERLYING       EMPLOYEES IN        PRICE      EXPIRATION
     NAME                   OPTIONS GRANTED    FISCAL YEAR       PER SHARE       DATE
- ----------------------------------------------------------------------------------------
Todd Johnson                      60,000          66.7%            $3.50        7/24/02
- ----------------------------------------------------------------------------------------



    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

- ---------------------------------------------------------------------------------------------------------------------
                                                                    NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
     NAME                      SHARES ACQUIRED     VALUE            OPTIONS AT FY-END (#)           AT FY-END ($)
                                 ON EXERCISE      REALIZED               EXERCISABLE/               EXERCISABLE/
                                     (#)            ($)                 UNEXERCISABLE              UNEXERCISABLE
- ---------------------------------------------------------------------------------------------------------------------
David M. Botts                        --             --                 40,000/60,000             $120,000/$180,000
Todd Johnson                          --             --                    0/60,000                 $  -- / $  --
- ---------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

Effective January 9, 1995, the Company entered into an Employment Agreement with Jan H. Magnusson to serve as the Company's Chief Executive Officer. On April 12, 1996, Mr. Magnusson resigned from the Company. In accordance with his Employment Agreement, Mr. Magnusson has agreed not to compete against the Company for a period of 60 months after his termination of employment.

The Company has entered into an Employment Agreement with David M. Botts, the Company's Chief Operating Officer. Mr. Botts' Employment Agreement with the Company is for a period of three years, commencing April 1, 1994, and subject to termination with or without cause, including failure of the Company to achieve certain sales targets in each of the three years of the term of said agreement. Mr. Botts' annual compensation under the terms of the Agreement is $75,000 per year. He may also receive discretionary bonuses from time to time as determined by the Board of Directors. Mr. Botts has agreed not to compete against the Company for a period of one year after termination of employment.

The Company has also entered into an Employment Agreement with Todd Johnson, the Company's Chief Financial Officer, Secretary and Treasurer. Under the terms of the agreement, Mr. Johnson is employed "at will", subject to termination with or without cause, at a base salary of $6,250 per month. Mr. Johnson has agreed not to compete against the Company for a period of 18 months after termination of employment.

NON-QUALIFIED STOCK OPTION PLAN

During 1994, the Board of Directors of the Company and the shareholders approved the 1994 Non-Qualified Stock Option Plan (the "Plan"). The purpose of the Plan is to advance the interests of the Company and its shareholders by enhancing the Company's ability to attract and retain qualified persons to perform services for the Company through providing an opportunity for investment in the Company to such persons and the incentive advantages inherent in stock ownership in the Company.

The Plan is administered by the non-employee members of the Board or by a committee thereof and permits the exercise of options with either cash or shares held by the optionee. The Plan administrators have the discretion to select the optionee and establish the terms and conditions of each option, subject to the provisions of the Plan, the Internal Revenue Code of 1986, as amended, and applicable securities laws.

A total of 1,500,000 shares of common stock are authorized and reserved for issuance under the Plan. Eligible recipients under the Plan include all employees of the Company, including officers and directors who work for the Company, directors who are not employed by the Company ("Outside Directors"), consultants and independent contractors of the Company.

In accordance with the provisions of the Plan, Outside Directors are entitled to receive an annual formula grant of options to purchase $10,000 worth of common stock at the fair market value of such stock on the date grant. These options vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the director ceases being a member of the Board of Directors. As of May 15, 1996, no options have been issued to Outside Directors under this provision.

Shares subject to canceled or lapsed options will be available for subsequent grants under the Plan. The options are not assignable or transferable, nor can they be subjected to any lien during the lifetime of the optionee. In the event of the optionee's death, the rights are transferable by testamentary will or the laws of descent and distribution. Options will be exercisable, during the lifetime of the optionee, only by the optionee, and will be subject to various other conditions and restrictions.

In April 1994, the Board of Directors granted options under the Plan to purchase an aggregate of 700,000 shares of common stock at an exercise price of $.50 to $1 per share to five employees, including grants of 250,000 options to each of Messrs. Martin and Barenbaum, who at the time were Chairman of the Board and President of the Company, respectively. Of the options granted to Messrs. Martin and Barenbaum, options for 150,000 shares each are exercisable at any time through April 1, 2004 at an exercise price of $1 per share. The remaining options for 100,000 shares each were originally exercisable at a price of $.50 per share through such date, but only if vested according to certain conditions contained in the options. Should the conditions for exercisability of these options be achieved, the Company may be required to record compensation expense for the difference between the fair value of the common stock and the option exercise price. Mr. Martin's options on his 100,000 shares lapsed upon his retirement as Chairman of the Board on January 9, 1995. Mr. Barenbaum's options on 50,000 of his 100,000 such shares lapsed upon his separation from the Company on July 1, 1995.

During 1995, the Board of Directors granted options under the Plan to purchase an aggregate of 90,000 shares of common stock at an exercise price of $3.50 per share to two employees, including the grant of a 60,000 share option to Todd Johnson, the Company's Chief Financial Officer. The options granted are exercisable, subject to certain vesting provisions, for a period of seven years from the date of grant.


               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth as of May 15, 1996 the number of shares of common stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, by each director, and by all executive officers and directors as a group.


NAME AND ADDRESS OF                AMOUNT AND NATURE OF                  PERCENT
BENEFICIAL OWNERS                  BENEFICIAL OWNERSHIP                  OF CLASS
- -------------------                --------------------                  --------
Robert C. Klas, Sr. (1)
150 East Marie Avenue
West St. Paul, MN  55118                 9,403,918                         71.8%

David M. Botts (2)
5936 Ridgewood Road
Mound, MN  55364                            41,500                          0.4%

Jan H. Magnusson (3)
300 S. Owasso Blvd.
St. Paul, MN  55117                      1,594,486                         14.9%

Robert R. Martin (4)
513 Grand Hill
St. Paul, MN  55102                        171,500                          1.6%

John A. Clymer (5)
829 3rd Street
Hudson, WI  54016                           19,500                          0.2%

Biloine W. Young (6)
15 Crocus Hill
St. Paul, MN  55102                         17,500                          0.2%


All officers and directors as
a group, 5 persons (7)(8)                9,482,418                         72.1%



(1) Includes: a) a warrant to purchase 2,400,000 common shares on or before March 22, 2001; b) 25,000 common shares and a warrant to purchase an additional 10,000 common shares on or before May 31, 1997, held by Tapemark Company; and
c) 200,000 common shares held by the Tapemark Company Cash or Deferred Profit Sharing Plan.

(2) Includes 40,000 common shares which may be acquired upon the exercise of stock options which are exercisable until April 1, 1999. Does not include 475 common shares to be issued upon conversion of preferred stock.

(3) Mr. Magnusson resigned as Chief Executive Officer of the Company on April 12, 1996.

(4) Includes: a) 150,000 common shares which may be acquired upon the exercise of stock options which are exercisable until April 1, 2004, and b) warrants to purchase 5,000 common shares on or before May 31, 1997. Mr. Martin resigned as a director of the Company on May 6, 1996.

(5) Includes warrants to purchase 5,000 common shares on or before May 31, 1997.

(6) Includes warrants to purchase 5,000 common shares on or before May 31, 1997.

(7) Does not include beneficial ownership of Mr. Magnusson or Mr. Martin, who resigned as Chief Executive Officer and director, respectively, prior to May 15, 1996.

(8) Includes warrants to purchase a total of 2,420,000 common shares and stock options to purchase 40,000 common shares.

                   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                                  TRANSACTIONS

The Company's largest customer in 1994 and second largest in 1993 was Water and Air Purification Corporation (WAPCO), which was wholly owned and controlled by Jan Magnusson until certain of its assets and liabilities were acquired by the Company on December 30, 1994. Net sales by the Company to WAPCO were $99,364 in 1994. Also on December 30, 1994, the Company acquired Ecomaster Corporation (Ecomaster), an affiliate of WAPCO, through the merger of Ecomaster into a wholly owned subsidiary of the Company. As a result of these transactions, Mr. Magnusson became the Company's largest stockholder at that time and its Chief Executive Officer. Mr. Magnusson resigned as Chief Executive Officer on April 12, 1996.

During 1994, 1995, and 1996, Mr. Robert C. Klas, Sr., the Company's Chairman of the Board, advanced funds to the Company under various loan agreements, and also assumed certain debt of the Company which had been advanced by others. The total amount of cash advanced, or committed to be advanced, and debt assumed during 1994, 1995 and 1996 (to May 15, 1996) was $970,000, $2,900,000, and
$2,200,000, respectively. As of May 15, 1996, $535,000 of such amounts had been repaid to Mr. Klas and the remaining balance, plus accrued interest of $58,399, had been converted into equity of the Company. In addition, on March 22, 1996, Mr. Klas purchased, in a private transaction, 1,600,000 common shares of Company common stock from Jan H. Magnusson, the Former CEO. As a result of these transactions, Mr. Klas became the majority owner of the Company's outstanding common stock.

On August 30, 1995, the Tapemark Company Cash or Deferred Profit Sharing Plan, an affiliate of Mr. Klas, purchased a promissory note from the Company for $250,000. The entire principal amount of the note was converted to common stock of the Company on December 27, 1995.

The Company has available to it a bank line of credit with maximum available borrowings of up to $500,000. This credit line expires on May 31, 1996 and is personally guaranteed by Mr. Magnusson. At December 31, 1995 and 1994, the outstanding balance of this line of credit was $500,000 and $468,000, respectively.

In the December 1994 merger with Ecomaster, the Company succeeded to Ecomaster's liability on a demand promissory note in the amount of $100,000 payable to The Sailboard Warehouse, a company affiliated with Mr. Magnusson. On March 22, 1996, the promissory note plus accrued interest of $13,607 was paid in full. Also on March 22, 1996, the Company paid Sailboard Warehouse an additional $30,961 representing net accounts payable.

The Company sells certain of its products to Global HealthShare Corp., a company affiliated with Mr. Magnusson. Global HealthShare is a network marketing organization which sells health related products to consumers. Total sales to Global HealthShare in 1995 were approximately $20,000.

The Company utilizes the services of Tord Nihlen to serve as an independent sales representative for the Company's products in certain countries in Europe and the Middle East. During 1995,

Mr. Magnusson, on behalf of the Company, advanced $101,800 to Mr. Nihlen, representing compensation and reimbursement of expenses. On March 22, 1996, Mr. Magnusson and the Company entered into an agreement providing for the payment to Mr. Magnusson in March 1997 of $127,647, representing reimbursement of the amounts advanced to Mr. Nihlen from January 1995 through March 1996. Mr. Nihlen is Mr. Magnusson's brother-in-law, and has provided services since 1990 under a similar arrangement to Ecomaster Corporation prior to Ecomaster's merger with the Company on December 30, 1994.


                         ITEM 13.  EXHIBITS AND REPORTS

The following documents are filed as part of the report:

   1. FINANCIAL STATEMENTS. Audited financial statements as of December 31, 1995 and 1994 and for the years then ended are filed as part of this Form 10-KSB.

   2. EXHIBITS. The following exhibits are being filed as part of this Form 10-KSB.


Exhibit
No.      Title                                        Method of Filing
- ---      -----                                        ----------------

3.1      Certificate of Incorporation
         of Water Technologies Corporation, as amended         (A)

3.2      Bylaws of Water Technologies Corporation,
         as amended                                            (A)

3.3      Certificate of Amendment of Certificate         Filed Herewith
         of Incorporation of WTC Industries, Inc.

4.0      Specimen Common Stock Certificate                     (A)

10.1     License Agreement dated January 1, 1990,
         between Kansas State University Research
         Foundation and Water Technologies Corporation         (A)

10.4     Amendment to Agreement dated June 21, 1991.
         between Water Technologies Corporation and
         Water and Air Development Corporation                 (B)

10.14    Amendment to Lease Agreement between Water
         Technologies Corporation and Cimarron Business
         Center II LP                                          (C)

10.19    License Agreement between WTC Industries, Inc.
         and Calco, Ltd.                                       (C)

10.33    Loan Agreement dated January 18, 1994, between
         Robert C. Klas, Sr. and WTC Industries, Inc.          (D)

10.34    Agreement and Plan of Merger
         dated November 19, 1994, as
         amended                                               (E)

10.35    Agreement dated November 19,1994 between              (E)
         Robert C. Klas, Sr. and WTC Industries, Inc.

10.36    Loan Agreement Dated April 12, 1995 between           (F)
         Robert C. Klas, Sr. and WTC/Ecomaster Corp.

10.37    Credit Agreement with Signal Bank, Inc. dated
         December 30, 1994                                     (F)

10.38    1994 Non qualified Stock Option Plan                  (F)

10.39    Employment Agreement dated April 1,
         1994 with Robert R. Martin                            (F)

10.40    Employment Agreement dated April 1,
         1994 with Stanley I. Barenbaum                        (F)

10.41    Employment Agreement dated April 1,
         1994 with Ronald R. Hinrichs                          (F)

10.42    Employment Agreement dated April 1,
         1994 with David M. Botts                              (F)

10.43    Employment Agreement dated April 1,
         1994 with John M. Buettner                            (F)

10.44    Employment Agreement dated July 24,
         1995 with Todd Johnson                             Filed Herewith

10.45    Debt Conversion and Loan Agreement                    (G)
         dated August 23, 1995, between Robert C.
         Klas, Sr. and WTC Industries, Inc.

10.46    Stock Purchase Agreement between WTC
         Industries, Inc. and  Robert C. Klas, Sr.
         dated March 22, 1996                                  (H)

10.47    Employment Agreement dated March 22,
         1996 with Jan H. Magnusson                         Filed Herewith

10.48    Memorandum of Agreement between WTC
         Industries, Inc. and DentalPure Corp.
         dated March 22, 1996                               Filed Herewith

16.1     Letter from Lurie, Besikof, Lapidus & Co.,            (I)
         P.L.L.P, dated December 26, 1995

21.1     List of subsidiaries of WTC Industries, Inc.       Filed Herewith

23.1     Independent Auditors' Consent                      Filed Herewith

23.2     Independent Auditors' Consent                      Filed Herewith

27.1     Financial Data Schedule                            Filed Herewith



(A) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-18, which was declared effective September 11, 1991.

(B) Incorporated by reference to the same numbered Exhibit to the Company's Form 10-K filed for the year ended December 31, 1991.

(C) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1992.

(D) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1993.

(E) Incorporated by reference to the same number Exhibit to the Company's Form 8-K filed on January 14, 1995.

(F) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1994.

(G) Incorporated by reference to Exhibit A to the Company's Form 8-K filed on August 23, 1995.

(H) Incorporated by reference to Exhibit number 10.1 to the Company's Form 8-K filed on March 22, 1996.

(I) Incorporated by reference to the same number Exhibit to the Company's Form 8-K filed on December 26, 1995.


     (b)  REPORTS OF FORM 8-K.

          A Form 8-K was filed by the Company on December 26, 1995.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                     WTC Industries, Inc.


                     By:  /s/ Robert C. Klas, Sr.
                         ---------------------------------
                               Robert C. Klas, Sr.
                               Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                          TITLE                                   DATE

/s/ Robert C. Klas, Sr.            Chairman of the Board, Director and     May 20, 1996
- ------------------------------     Chief Executive Officer                 ------------
Robert C. Klas, Sr.

/s/ J. Todd Johnson                Chief Financial Officer, Secretary      May 18, 1996
- ------------------------------     and Treasurer                           ------------
J. Todd Johnson


/s/ John A. Clymer                 Director                                May 20, 1996
- ------------------------------                                             -------------
John A. Clymer

/s/ Biloine W. Young                Director                               May 18, 1996
- ------------------------------                                             -------------
Biloine W. Young