Form 10QSB
period 1996-03-31
WTC INDUSTRIES INC
filed 1996-07-03
CIK 877542

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                      ___________________________________________

                                    FORM 10-QSB

(MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996, or

(  )     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________


                        COMMISSION FILE NUMBER 0-19622


                             WTC INDUSTRIES, INC.
- ------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



       DELAWARE                                           38-2308668
(State or Other Jurisdiction                              (IRS Employer
     of Incorporation)                                    Identification No.)

            14405 - 21ST AVENUE NORTH, MINNEAPOLIS, MINNESOTA 55447
- ------------------------------------------------------------------------------
              (Address of Principal Executive Offices)(Zip Code)

                                  (612) 473-1625
- ------------------------------------------------------------------------------
                             (Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.
Yes  X     No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              10,689,773 shares of Common Stock as of June 28, 1996


    Transitional Small Business Disclosure Format (check one):
Yes     ;  No  X
   -----     -----

                   WTC INDUSTRIES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                           PAGE
                       PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

    Condensed Consolidated Unaudited Balance Sheets
         March 31, 1996 and December 31, 1995                                3

    Condensed Consolidated Unaudited Statements of Operations
         Three Months Ended March 31, 1996 and 1995                          4


    Condensed Consolidated Unaudited Statements of Cash Flows
         Three Months Ended March 31, 1996 and 1995                          5

    Notes to Condensed Consolidated Unaudited Financial Statements           6

Item 2.  Management's Discussion and Analysis or Plan of Operation          11


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 6.  Exhibits and Reports on Form 8-K                                   19

                           PART I.    FINANCIAL INFORMATION

                           ITEM 1.    FINANCIAL STATEMENTS

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                          March 31,           December 31,
ASSETS                                                                      1996                  1995
                                                                       -------------        --------------
CURRENT ASSETS
    Cash                                                               $    44,475           $   33,489
    Accounts receivable, net of allowance for doubtful accounts
        of $161,000 and $149,000, respectively                             746,662              787,775
    Receivable from director/stockholder                                   900,000
    Inventories                                                            951,051              845,543
    Prepaid expenses                                                        89,633               63,062
                                                                       -----------           ----------
        TOTAL CURRENT ASSETS                                             2,731,821            1,729,869

PROPERTY AND EQUIPMENT                                                   1,023,037              935,420
    Less accumulated depreciation                                         (472,983)            (422,380)
                                                                       -----------           ----------
                                                                           550,054              513,040
OTHER ASSETS
    Restricted cash                                                        197,078              233,729
    Loan acquisition costs, net of accumulated amortization
        of $23,895 and $19,614, respectively                                54,230               58,511
    Patents and trademarks, net of accumulated amortization
        of $41,580 and $36,678, respectively                                56,433               61,335
    Other                                                                   14,647               14,647
                                                                       -----------           ----------
                                                                           322,388              368,222
                                                                       -----------           ----------

                                                                        $3,604,263           $2,611,131
                                                                       -----------           ----------
                                                                       -----------           ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable and current maturities of long-term obligations      $   502,804           $  608,904
    Accounts payable                                                       585,989              903,974
    Accrued expenses - other                                               417,288              430,014
                                                                       -----------           ----------
        TOTAL CURRENT LIABILITIES                                        1,506,081            1,942,892

LONG-TERM OBLIGATIONS, net of current maturities                         1,478,024            1,474,466

COMMITMENTS AND CONTINGENCIES

INDEBTEDNESS REFINANCED IN MARCH 1996                                                           800,000

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock                                                          6,800                6,800
    Common stock                                                           106,898               82,898
    Additional paid-in capital                                          11,015,159            8,039,159
    Accumulated deficit                                                (10,508,699)          (9,735,084)
                                                                       -----------           ----------


                                                                          620,158            1,606,227
                                                                       -----------           ----------

                                                                       $ 3,604,263        $  2,611,131
                                                                       -----------           ----------
                                                                       -----------           ----------


See notes to condensed consolidated unaudited financial statements.

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                            Three months ended March 31,
                                                          --------------------------------
                                                              1996                1995
                                                          ------------        ------------

NET SALES                                                 $    527,038        $    441,788

COST OF GOODS SOLD                                             509,848             464,903
                                                          ------------        ------------

GROSS PROFIT (LOSS)                                             17,190             (23,115)

EXPENSES:
    General and administrative                                 307,849             265,944
    Sales and marketing                                        346,906             256,634
    Research and development                                    42,337             133,189
                                                          ------------        ------------
                                                               697,092             655,767
                                                          ------------        ------------

LOSS FROM OPERATIONS                                          (679,902)           (678,882)

OTHER EXPENSE, NET                                             (93,713)            (74,674)
                                                          ------------        ------------

NET LOSS                                                 ($    773,615)      ($    753,556)
                                                          ------------        ------------
                                                          ------------        ------------


NET LOSS PER COMMON SHARE                                 $      (0.09)       $      (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                              8,527,000           6,443,000



See notes to condensed consolidated unaudited financial statements.

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                      Three months ended March 31,
                                                                    -------------------------------
                                                                        1996               1995
                                                                    ------------       ------------
OPERATING ACTIVITIES
    Net loss                                                        ($   773,615)      ($  753,556)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                        59,786            52,678
     Provision for doubtful accounts                                      12,000             7,500
     Changes in operating assets and liabilities:
        Accounts receivable                                               29,113           (70,129)
        Inventories                                                     (105,508)          112,844
        Prepaid expenses                                                 (26,571)          (41,970)
        Accounts payable                                                (317,985)          (60,492)
        Accrued expenses - other                                         (12,726)           40,298
                                                                    ------------      ------------
          Net cash used in operating activities                       (1,135,506)         (712,827)

INVESTING ACTIVITIES
    Restricted cash                                                       36,651            21,801
    Purchases of property and equipment                                  (87,617)          (34,216)
                                                                    ------------      ------------
           Net cash used in investing activities                         (50,966)          (12,415)

FINANCING ACTIVITIES
    Proceeds of loans from director/stockholder                          400,000
    Proceeds from sale of common stock to director/stockholder           900,000
    Payments on long-term obligations                                   (102,542)             (1,390)
    Proceeds from bank lines of credit                                                        70,000
                                                                    ------------        ------------
             Net cash provided by financing activities                 1,197,458              68,610
                                                                    ------------        ------------

NET INCREASE (DECREASE) IN CASH                                           10,986            (656,632)

CASH AT BEGINNING OF PERIOD                                               33,489             671,638
                                                                    ------------        ------------

CASH AT END OF PERIOD                                               $     44,475        $     15,006
                                                                    ------------        ------------
                                                                    ------------        ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid during the period for interest                        $    116,353        $     58,030

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
    ACTIVITIES:
    Common stock issued on conversion of indebtedness               $  1,200,000
    Common stock issued in exchange for promissory note                  900,000



See notes to condensed consolidated unaudited financial statements.

                    WTC INDUSTRIES, INC. AND SUBSIDIARIES


                  NOTES TO CONDENSED CONSOLIDATED UNAUDITED
                            FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

BUSINESS - WTC Industries, Inc. (WTC), formerly Water Technologies Corporation, was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). The majority of the Company's sales have been to foreign customers or to customers in the United States who ultimately resold the products to foreign customers.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1996, the Company incurred a net loss of $773,615, and cash used in operating activities was $1,135,506. In addition, at March 31, 1996, the Company had an accumulated deficit of $10,508,699.

These factors, among others, indicate that the Company may not be able to continue as a going concern. Management's plans to continue as a going concern, in addition to the advances made or committed to by the Chairman of the Board of Directors, include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: (a) aggressively managing cash collections and disbursements;
(b) promoting sales of the Company's existing products, including those recently registered with the U.S. Environmental Protection Agency; (c) completing the introduction of new products currently under development; and
(d) raising additional capital through private or public placements of debt or equity securities or through other sources.

The Company's working capital requirements for 1995 were met principally through the issuance of interest-bearing notes, aggregating $1,950,000, to the Chairman of the Board and an affiliated entity. Of the amounts advanced in 1995, $1,150,000, plus accrued interest of $58,399, was converted into common stock of the Company in 1995 and $800,000 was converted into common stock of the Company in March 1996. Also in 1995, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for common stock. During 1996, the Chairman of the Board advanced an additional $2,200,000 to the Company for additional shares of the Company's common stock, of which $1,300,000 was advanced during the quarter ended March 31, 1996, and $900,000 was advanced during the quarter ended June 30, 1996.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements of WTC Industries, Inc. and Subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's Annual Report on Form 10-KSB.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of WTC and, since the dates of their acquisition, its wholly owned subsidiaries, Water Pollution Control Systems, Inc. and WTC/Ecomaster Corp. All significant inter-company balances and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS - Certain reclassifications were made to the 1995 consolidated financial statements to present them on a basis comparable with the current period. The reclassifications had no effect on previously reported net loss or stockholders' equity (deficit).

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

4.  INVENTORIES


INVENTORIES CONSIST OF THE FOLLOWING:                MARCH 31, 1996          DECEMBER 31, 1995
- -------------------------------------                --------------          -----------------
Raw Materials                                           $681,234                  $473,960
Work-in-process                                            9,661                    16,424
Finished Goods                                           260,156                   355,159
                                                        --------                  --------
                                                        $951,051                  $845,543
                                                        --------                  --------
                                                        --------                  --------

5.  INVESTMENT BY DIRECTOR/SHAREHOLDER

On March 22, 1996, the Company issued to the Company's Chairman of the Board, Robert C. Klas, Sr., 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note which was paid in equal monthly installments in April, May, and June of 1996. Also on March 22, 1996, the Chairman of the Board acquired 1,600,000 shares of restricted common stock from the Former CEO in a private transaction. As a result of these transactions, the Chairman owns more than 50% of the outstanding stock of the Company.

Since December 31, 1993, Mr. Klas and entities affiliated with him, have invested, or have committed to invest, a total of $5,968,399 in debt and equity securities of the Company. These funds have represented a critical source of cash to fund the Company's operations and working capital needs. There is no assurance that Mr. Klas will be willing or able to make any additional cash investment in the Company in the future, and there is no agreement or requirement for him to do so.

6.  COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 1996 and December 31, 1995, the Company had 20,000,000 and 10,000,000 shares of $.01 par value common stock authorized, and 10,689,773 and 8,289,773 shares issued and outstanding, respectively.

PREFERRED STOCK - At March 31, 1996 and December 31, 1995, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 6,800 shares issued and outstanding.
 As of December 31, 1994, each of the shareholders holding preferred shares had agreed to waive all accrued but unpaid dividends and convert their preferred shares into a total of 1,925 shares of common stock. As a result, the Company has not accrued dividends on its preferred stock subsequent to December 31, 1994. The Company is in the process of issuing stock certificates in connection with the conversion of the remaining preferred shares into common stock.

7.  LICENSE AGREEMENT

The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company's products contain iodinated resins which were developed by Kansas State University and patented by KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $18,750 for the three month periods ended March 31, 1996 and 1995.


8.  CONTINGENCIES

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

The litigation with Porous Media is at an early stage, and the outcome cannot presently be determined. While the consolidated financial statements at March 31, 1996 and December 31, 1995 include the accrual of $32,000 pertaining to the disputed Porous Media invoices, no other costs or expenses associated with this litigation, other than legal fees incurred to date, have been recorded in the consolidated financial statements.

EBCO MANUFACTURING COMPANY - On February 22, 1996, the Company was named a defendant in a lawsuit brought in United States District Court, District of Minnesota, by EBCO Manufacturing Company, a manufacturer of drinking water fountains and coolers. In the suit, the plaintiff alleges that the Company infringed upon several of its trademark registrations for use of the name "Oasis" for various products marketed by the plaintiff. The plaintiff is seeking damages and an injunction to prevent the Company from using the "Oasis" name. The Company believes that its use of the "Oasis" name for its product does not infringe upon the plaintiff's trademark rights. The litigation is at an early stage and management believes that the outcome cannot presently be predicted.

9.  ARRANGEMENTS WITH SUPPLIERS

BOWMAN INDUSTRIES, INC. - The Company utilizes the services of Bowman Industries, Inc. (Bowman) to manufacture and assemble certain components of the Company's products using the Company's production equipment. Pursuant to an arrangement with Bowman, the Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. In return, Bowman provides its services exclusively to the Company. The Company treats its arrangement with Bowman as an independent contractor relationship. During the three month period ended March 31, 1996, the Company paid Bowman a total of $44,401 under this arrangement.

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

10. BANK LINE OF CREDIT

The Company maintains a $500,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. Unless it is extended or renewed, the line of credit will expire on May 31, 1997.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

This Form 10-QSB contains forward looking statements within the meaning of
Section 21E of the Securities and Exchange Commission Act of 1934. Actual results could differ significantly from those projected in the forward looking statements as a result, in part, from changes in conditions and factors encountered by the Company.

GOING CONCERN. The Company's consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1996, the Company incurred a net loss of $773,615, and cash used by operating activities was $1,135,506. In addition, at March 31, 1996, the Company has an accumulated deficit of $10,508,699.

These factors, among others, indicate that the Company may not be able to continue as a going concern. Management's plans to continue as a going concern, in addition to the advances committed to by the Chairman of the Board of Directors, include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) aggressively managing cash collections and disbursements, b) promoting sales of the Company's existing products, including those recently registered with the U.S. Environmental Protection Agency, c) completing the introduction of new products currently under development, and d) raising additional capital through private or public placements of debt or equity securities, or through other sources.

The Company's working capital requirements for 1995 were met principally through the issuance of interest bearing notes aggregating $1,950,000 to the Chairman of the Board and an affiliated entity. Of the amounts advanced in 1995, $1,150,000, plus accrued interest of $58,399, was converted into common stock of the Company in 1995, and $800,000 was converted into common stock of the Company in March 1996. Also in 1995, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for common stock. During 1996, the Chairman of the Board advanced an additional $2,200,000 to the Company for additional shares of the Company's common stock, of which $1,300,000 was advanced during the quarter ended March 31, 1996, and $900,000 was advanced during the quarter ended June 30, 1996.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

NET SALES. The Company had net sales of $527,038 for the three month period ended March 31, 1996. During 1995 and 1996, the average selling prices of the Company's products have generally remained unchanged or decreased, therefore, the increase in sales reflects increases in the number of units sold.

Although these results represent an increase of 19.3% from net sales of $441,788 for the same period in 1995, they were below management's goals and expectations for the quarter. Management believes that a significant factor affecting net sales for the period was the Company's limited working capital available during the quarter. In some instances, the Company's ability to obtain certain raw materials and components was hampered by the lack of working capital. In addition, certain expenditures or commitments that would have been expected to promote sales or benefit production capabilities were not made due to the lack of available funds. As discussed in Note 5 under
Item 1 above, the Company's working capital position was improved on March 22, 1996 through a $3,000,000 equity investment by the Chairman of the Board.

Management believes that on a general basis, the Company will continue to experience a positive trend in sales throughout 1996. This expectation is attributable, in part, to the Company's significant investment in sales and marketing over the past 18 months, as well as recent and pending introductions of new products. In addition, several of the Company's international marketing and distribution relationships are maturing to higher levels of shipment activity. These international sales, by their nature, tend to consist of a limited number of high-value shipments. While the Company believes that on a general basis the positive trend in sales will continue, the Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, as well as various other factors, will, at the current sales levels, create the possibility, if not the probability, that sales could fluctuate significantly from quarter to quarter.

International sales (including domestic sales destined for foreign markets) represented the majority of the Company's sales. To date, the Company has required all payments from customers to be in U.S. dollars, therefore, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase would be expected to affect the demand for the Company's products. To date, management believes that foreign currency exchange rate fluctuations have not had a material negative effect on the demand for the Company's products in foreign markets.

COST OF GOODS SOLD. For the three month periods ended March 31, 1996 and 1995, the cost of goods sold was $509,848 and $464,903, representing 96.7% and 105.2% of net sales, respectively. One of the factors contributing to the Company's current high cost of goods sold relative to sales is that the Company's three newest products, the SPRING-Registered Trademark-, OASIS-TM-, and PUREIT-Registered Trademark-, which represent a significant portion of the current sales volume, have been priced to facilitate market penetration. To reduce the future cost of sales of these products, the Company has redesigned them to achieve a lower manufacturing cost and has also made substantial investments in production tooling and equipment necessary to produce lower cost components.

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

GROSS PROFIT/LOSS. For the three month period ended March 31, 1996, the Company recognized gross profit of $17,190, representing 3.3% of net sales. For the three month period ended March 31, 1995, the Company recognized a gross loss of $23,115, representing 5.2% of net sales. Management believes that in addition to the items included in the above discussion of cost of goods sold, an additional factor affecting gross margin is that the higher sales level in 1996 allowed for greater absorption of production overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three month periods ended March 31, 1996 and 1995, selling, general and administrative expenses were $654,755 and $522,578, representing 124.2% and 118.3% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the three month periods ended March 31, 1996 and 1995, sales and marketing expenses were $346,906 and $256,634, representing 65.8% and 58.1% of net sales, respectively.

As part of the Company's business development strategy, the Company has elected to invest heavily in sales and marketing activities associated with new product introductions. During 1995 and 1996, in connection with the introduction of the SPRING-Registered Trademark-, OASIS-TM-, PUREIT-Registered Trademark- and INLINE product lines, the Company significantly increased its expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses. The Company recognizes that these expenses represent an up front cost associated with the introduction of new products to new markets, however, the Company believes that such an investment is necessary if the Company's new product introductions are to be successful. The Company expects sales and marketing expenses to continue at significant levels, or increase as new products are introduced.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three month periods ended March 31, 1996 and 1995, general and administrative expenses were $307,849 and $265,944, representing 58.4% and 60.2% of net sales, respectively.

While general and administrative expenses remained relatively constant as a percent of sales from 1995 to 1996, the 1995 balance includes certain direct and indirect transitional expenses associated with the December 30, 1994 acquisitions, and the 1996 balance includes certain professional fees and other costs associated with various litigation matters and the Company's unsuccessful efforts to raise capital from new investors during the first quarter of 1996.

RESEARCH AND DEVELOPMENT EXPENSES. For the three month periods ended March 31, 1996 and 1995, research and development expenses were $42,337 and $133,189, respectively. The high level of research and development expense in 1995 was due, in part, to the substantial costs associated with the development and testing of the SPRING-Registered Trademark-, OASIS-TM- and PUREIT-Registered Trademark- product lines. While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development activities include: redesigning existing products to improve quality and lower manufacturing costs; designing, developing and testing the new INLINE product line; and designing and developing new products in connection with OEM (original equipment manufacturer) and private label arrangements.

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
1994

NET SALES. The Company had net sales of $441,788 the three month period ended March 31, 1995. These results represent an increase of 163.2% from the net sales of $167,831 for the same period in 1994. Management believes the increase in net sales from 1994 to 1995 is principally attributable to the acquisition of Ecomaster and certain net assets of WAPCO on December 30, 1994. As these transactions were accounted for under the purchase method of accounting, the Company's consolidated financial statements do not include any results of operations of Ecomaster or WAPCO for any period prior to December 30, 1994.

COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold was 105.2% for the three month period ended March 31, 1995, compared with 98.1% for the same period in 1994. The Company's high cost of goods sold in 1995 and 1994 was due, in part, to: a) an aggressive pricing strategy for the introduction of three new products, b) the Company's inability to absorb fixed production costs at the current sales level, and c) the Company's use of certain expensive component parts already in inventory with the expectation that sources of lower cost components would be located and used in the future.

GROSS PROFIT/LOSS. The gross loss for the three month period ended March 31, 1995 was $23,115, representing 5.2% of net sales. Gross profit for the three month period ended March 31, 1994 was $3,154, representing 1.9% of net sales. The gross loss for 1995 was due, in part, to the adoption of an aggressive pricing strategy for the introduction of certain new products, and the Company's inability to absorb fixed production costs at the existing sales level.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $522,577 and $263,342, representing 118.3% and 156.9% of net sales for the three month periods ended March 31, 1995 and 1994, respectively. After a period in which management focused its efforts on cash conservation and expense reduction, commencing in the first quarter of 1994, and continuing throughout 1994 and 1995, management began hiring personnel and increasing selling and marketing expenses as part of its strategy to rebuild distributor relationships and begin pre-marketing promotion of the OASIS-TM-product line.

RESEARCH AND DEVELOPMENT EXPENSES. For the three month periods ended March 31, 1995 and 1994, research and development expenses were $133,189 and $29,297, respectively. During the first quarter of 1995, the Company focused its research and development activities on redesigning existing products to improve quality and comply with EPA requirements for registration and sale in the United States, and on development and continued testing of the OASIS-TM- and SPRING-Registered Trademark- product lines.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996 the Company had working capital of $1,225,740 compared with a working capital deficit (total current liabilities in excess of total current assets) of $213,023 as of December 31, 1995. During the quarter ended March 31, 1996, the Company used accounts receivable collections and trade accounts payable as sources of capital to fund its operations.

In addition, on March 22, 1996, the Company issued to the Chairman of the Board 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note payable in equal monthly installments in April, May, and June of 1996. This investment by the Chairman of the Board had the result of increasing working capital by $1,300,000 during the quarter ended March 31, 1996.

For the three month period ended March 31, 1996; a) net cash used in operating activities consisted primarily of the Company's $773,615 net loss, a $105,508 increase in inventories, and a decrease in accounts payable of $317,985, b) net cash used in investing activities consisted primarily of purchases of property and equipment of $87,617 offset by applications of restricted cash of $36,651, and c) net cash provided by financing activities consisted primarily of $1,300,000 net proceeds from loans and the sale of common stock to a director/stockholder offset by payments on long-term obligations of $102,542.

For the three month period ended March 31, 1995; a) net cash used in operating activities consisted primarily of the Company's $753,556 net loss, a $70,129 increase in accounts receivable, and a $60,492 decrease in accounts payable, offset by a $112,844 decrease in inventories, b) net cash used in investing activities consisted primarily of purchases of property and equipment of $34,216 offset by applications of restricted cash of $21,801, and c) net cash provided by financing activities consisted primarily of $70,000 proceeds from bank lines of credit.

The Company estimates that it will have working capital needs of approximately $2-4 million during 1996 to fund its operations and continue market introduction of its OASIS-TM-, SPRING-Registered Trademark-, and PUREIT-Registered Trademark-product lines. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. As discussed above and in Part I, Item 1, on March 22, 1996, the Company raised a portion of this estimated capital requirement through the sale of securities to the Chairman of the Board.

The Company maintains a $500,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. Unless it is extended or renewed, the line of credit will expire on May 31, 1997. If the line of credit expires, and the Company is required to pay off the $500,000 balance, the Company's liquidity will be adversely affected.

The Company's plan of operations over the next 12 months is to increase sales and further develop its domestic and international markets. In the U.S. market, the Company's efforts will be to establish an initial market presence in retail stores and consumer catalogs with the OASIS-TM-, SPRING-Registered Trademark-and PUREIT-Registered Trademark- products. Although the Company's OASIS-TM-product received EPA registration for sale in the U.S. in August 1995, due to the seasonal nature of the product, meaningful sales are not expected until mid-1996. In international markets, the Company will continue to develop new marketing and distribution channels and will attempt to increase sales of all products through existing channels.

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

                        PART II.  OTHER INFORMATION


                        ITEM 1.  LEGAL PROCEEDINGS

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

EBCO MANUFACTURING COMPANY - On February 22, 1996, the Company was named a defendant in a lawsuit brought in United States District Court, District of Minnesota, by EBCO Manufacturing Company, a manufacturer of drinking water fountains and coolers ("EBCO"). In the suit, EBCO alleges that the Company infringes several of EBCO's trademark registrations for use of the name "Oasis" for various products marketed by EBCO. EBCO is seeking damages and an injunction to prevent the Company from using the "Oasis" name.

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

AMERICAN PRODUCT SALES - On March 26, 1996, the Company settled a lawsuit which had been brought on September 20, 1995 in Federal District Court, Northern District of California, by American Product Sales, a division of S.J. Battery X-Change, Inc. In the lawsuit, the plaintiff alleged that the Company had breached a contract and it had suffered certain damages as a result. Under the terms of the settlement, the Company agreed to pay the plaintiff $30,000 in return for a full release of all claims associated with the legal action.

                    ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF
                                   SECURITY HOLDERS

On January 30, 1996, the Company obtained the authorization of the Board of Directors and the consent of Robert C. Klas, Sr. and Jan H. Magnusson (the "Majority Shareholders") to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value per share, from 10,000,000 to 20,000,000. Pursuant to Rule 14c-5(b), on February 21, 1996, the Company prepared an Information Statement on this matter and sent a copy to each shareholder and filed it with the Commission. The Company's Information Statement is hereby incorporated by reference.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

    (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

EXHIBIT
  NO.                       TITLE                            METHOD OF FILING
- -----------------------------------------------------------------------------

  22.1        Information Statement dated February 21, 1996         (A)

  27          Financial Data Schedule                        Filed Herewith



(A) Incorporated by reference to the Information Statement filed by the Company on February 21, 1996.
      (b)  REPORTS ON FORM 8-K.

           A Report on Form 8-K was filed by the Company on March 22, 1996.


                                   SIGNATURES
                                   ----------

    In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 3, 1996                   WTC Industries, Inc.


                                       By: /s/  ROBERT C. KLAS, SR.
                                          -----------------------------------
                                          Robert C. Klas, Sr.
                                          Chief Executive Officer


                                       By: /s/  TODD JOHNSON
                                          -----------------------------------
                                          Todd Johnson
                                          Chief Financial Officer
                                          (Principal Accounting Officer)