Form 10QSB
period 1996-06-30
WTC INDUSTRIES INC
filed 1996-08-29
CIK 877542

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                     -------------------------------------------

                                     FORM 10-QSB

(MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996, or

(  )     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________


                            COMMISSION FILE NUMBER 0-19622
                                                   -------

                                 WTC INDUSTRIES, INC.
- --------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                     38-2308668
- --------------------------------------------------------------------------------
(State or Other Jurisdiction                          (IRS Employer
    of Incorporation)                                 Identification No.)

               14405 - 21ST AVENUE NORTH, MINNEAPOLIS, MINNESOTA  55447
- --------------------------------------------------------------------------------
                 (Address of Principal Executive Offices)    (Zip Code)

                                    (612) 473-1625
- --------------------------------------------------------------------------------
                             (Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.
Yes    x     No        .
    -------     -------


                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                10,691,698 shares of Common Stock as of August 26 1996

    Transitional Small Business Disclosure Format (check one):
Yes         ; No    x
    -------      -------

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES

                                        INDEX



                                                                     PAGE
                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Consolidated Condensed Unaudited Balance Sheets
         June 30, 1996 and December 31, 1995                           3

    Consolidated Condensed Unaudited Statements of Operations
         Three Months Ended June 30, 1996 and 1995                     4

    Consolidated Condensed Unaudited Statements of Operations
         Six Months Ended June 30, 1996 and 1995                       5

    Consolidated Condensed Unaudited Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1995                       6

    Notes to Consolidated Condensed Unaudited Financial Statements     7

Item 2.  Management's Discussion and Analysis or Plan of Operation    11



                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            15

Item 6.  Exhibits and Reports on Form 8-K                             16

                           PART I.    FINANCIAL INFORMATION

                            ITEM 1.   FINANCIAL STATEMENTS

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                                        June 30,         December 31,
ASSETS                                                                    1996              1995
                                                                      ------------       -----------
CURRENT ASSETS
    Cash                                                              $    62,469         $    33,489
    Restricted Cash                                                       148,000             148,000
    Accounts receivable, net of allowance for doubtful accounts
      of $173,000 and $149,000, respectively                              862,356             787,775
    Inventories                                                           917,881             845,543
    Prepaid expenses                                                       48,614              63,062
                                                                     ------------        ------------
        TOTAL CURRENT ASSETS                                            2,039,320           1,877,869

PROPERTY AND EQUIPMENT                                                    869,172             935,420
    Less accumulated depreciation                                         397,474             422,380
                                                                     ------------        ------------
                                                                          471,698             513,040
OTHER ASSETS
    Restricted cash                                                        12,408              85,729
    Loan acquisition costs, net of accumulated amortization
      of $28,176 and $19,614, respectively                                 49,949              58,511
    Patents and trademarks, net of accumulated amortization
      of $46,481 and $36,678, respectively                                 51,532              61,335
    Other                                                                  13,613              14,647
                                                                     ------------        ------------
                                                                          127,502             220,222
                                                                     ------------        ------------

                                                                      $ 2,638,520         $ 2,611,131
                                                                     ------------        ------------
                                                                     ------------        ------------
LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable and current maturities of long-term obligations     $   695,643         $   608,904
    Accounts payable                                                      592,242             903,974
    Accrued expenses - other                                              321,893             430,014
                                                                     ------------        ------------
        TOTAL CURRENT LIABILITIES                                       1,609,778           1,942,892

LONG-TERM OBLIGATIONS, net of current maturities                        1,469,430           1,474,466

INDEBTEDNESS REFINANCED IN MARCH 1996                                                         800,000

STOCKHOLDERS'  DEFICIT
    Preferred stock                                                         6,800               6,800
    Common stock                                                          106,898              82,898
    Additional paid-in capital                                         11,015,159           8,039,159
    Accumulated deficit                                               (11,569,545)         (9,735,084)
                                                                     ------------        ------------
                                                                         (440,688)         (1,606,227)
                                                                     ------------        ------------

                                                                      $ 2,638,520         $ 2,611,131
                                                                     ------------        ------------
                                                                     ------------        ------------

      See notes to consolidated condensed unaudited financial statements.

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 Three months ended June 30,
                                               -----------------------------
                                                    1996            1995
                                               -----------       -----------

NET SALES                                     $    811,445      $  726,800

COST OF GOODS SOLD                               1,008,851         591,347
                                              ------------      ------------

GROSS PROFIT (LOSS)                               (197,406)        135,453

EXPENSES
   Selling, general and administrative             702,997         526,017
   Research and development                         39,156          55,300
                                              ------------      ------------
                                                   742,153         581,317
                                              ------------      ------------

LOSS FROM OPERATIONS                              (939,559)       (445,864)

OTHER EXPENSE, NET                                 (54,920)        (93,686)
LOSS ON DISPOSAL FIXED ASSETS                      (66,368)              0
                                              ------------      ------------
                                                  (121,288)        (93,686)
                                              ------------      ------------

NET LOSS                                      $ (1,060,847)     $ (539,550)
                                              ------------      ------------
                                              ------------      ------------

NET LOSS PER COMMON SHARE                     $      (0.10)     $    (0.08)
                                              ------------      ------------
                                              ------------      ------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                  10,689,773       6,443,055
                                              ------------      ------------
                                              ------------      ------------


See notes to consolidated condensed unaudited financial statements.

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 Six Months ended June 30,
                                               ------------------------------
                                                   1996             1995
                                               -----------      -------------


NET SALES                                      $ 1,338,483      $ 1,168,588

COST OF GOODS SOLD                               1,518,699        1,056,250
                                               -----------      -------------

GROSS PROFIT (LOSS)                               (180,216)         112,338

EXPENSES
   Selling, general and administrative           1,357,752        1,048,595
   Research and development                         81,493          188,489
                                               -----------      -------------
                                                 1,439,245        1,237,084
                                               -----------      -------------

LOSS FROM OPERATIONS                            (1,619,461)      (1,124,746)

OTHER EXPENSE, NET                                (148,632)        (168,361)
LOSS ON DISPOSAL FIXED ASSETS                      (66,368)               0
                                               -----------      -------------
                                                  (215,000)        (168,361)
                                               -----------      -------------

NET LOSS                                       $(1,834,461)     $(1,293,107)
                                               -----------      -------------
                                               -----------      -------------

NET LOSS PER COMMON SHARE                      $     (0.19)     $     (0.20)
                                               -----------      -------------
                                               -----------      -------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                   9,608,455        6,443,055
                                               -----------      -------------
                                               -----------      -------------


See notes to consolidated condensed unaudited financial statements.

                          WTC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                  Six months ended June 30,
                                                              -------------------------------
                                                                 1996                 1995
                                                              ---------             ---------
OPERATING ACTIVITIES
   Net loss                                                 $(1,834,461)          $(1,293,107)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                             127,496               105,655
      Provision for obsolete inventory                          250,000
      Provision for doubtful accounts                            24,000               (10,000)
      Loss on disposal of property & equipment                   66,368
      Changes in operating assets and liabilities:
        Accounts receivable                                     (98,581)             (269,417)
        Inventories                                            (322,338)              (13,293)
        Prepaid expenses                                         15,482               (39,988)
        Accounts payable                                       (311,732)               88,652
        Accrued expenses - other                                 78,486               159,233
                                                            -----------           -----------
             Net cash used in operating activities           (2,005,280)           (1,272,265)
                                                            -----------           -----------
                                                            -----------           -----------

INVESTING ACTIVITIES
   Restricted cash                                               73,321                55,065
   Purchases of property and equipment                         (134,157)             (142,905)
                                                            -----------           -----------
             Net cash used in investing activities              (60,836)              (87,840)
                                                            -----------           -----------

FINANCING ACTIVITIES
   Proceeds from loans by director/shareholder                  400,000               625,000
   Proceeds from sale of Common Stock to dirctor/shareholder  1,800,000
   Proceeds from bank lines of credit                                                  82,000
   Payments on long-term obligations                           (104,904)               (2,827)
                                                            -----------           -----------
             Net cash provided by financing activities        2,095,096               704,173
                                                            -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             28,980              (655,932)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                           33,489               671,638
                                                            -----------           -----------

   End of period                                            $    62,469           $    15,706
                                                            -----------           -----------
                                                            -----------           -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid during the period for interest                 $   167,577           $    93,409
                                                            -----------           -----------
                                                            -----------           -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES -
   Common stock issued on conversion of debt                $ 1,200,000
                                                            -----------
                                                            -----------
   Note payable issued on conversion of accrued expenses    $   186,807
                                                            -----------
                                                            -----------


See notes to consolidated condensed unaudited financial statements.

                        WTC INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED CONDENSED UNAUDITED
                                 FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

BUSINESS - WTC Industries, Inc. (WTC), formerly Water Technologies Corporation, was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). Prior to 1996, the majority of the Company's sales have been to foreign customers or to customers in the United States who ultimately resold the products to foreign customers. In 1996, the Company has seen increased sales activities in the United States representing 33% of total Net Sales.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,834,461 for the six month period ended June 30, 1996. Cash used in operating activities was $2,013,843. In addition, at June 30, 1996, the Company had an accumulated deficit of $11,569,545 and a stockholders' deficit of $440,688.

These factors, among others, create the possibility that the Company may not be able to continue as a going concern. Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raise additional capital, b) implement a new organizational structure and management team by the end of the third quarter, c) identify a core business line to achieve short term profitability, d) complete new product introductions scheduled for the fall of 1996, e) develop and execute a long-term strategic plan. There is no assurance that these plans can be successfully carried out.

The Company's working capital requirements for 1995 were met principally through the issuance of interest-bearing notes, aggregating $1,950,000, to the Chairman of the Board and an entity to which the Chairman is affiliated. Of the amounts advanced in 1995, $1,150,000, plus accrued interest of $58,399, was converted into common stock of the Company in 1995 and $800,000 was converted into common stock of the

Company in March 1996. Also in 1995, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for common stock. During 1996, the Chairman of the Board advanced an additional $2,200,000 to the Company for additional shares of the Company's common stock, of which $1,300,000 was advanced during the quarter ended March 31, 1996, and $900,000 was advanced during the quarter ended June 30, 1996.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements of WTC Industries, Inc. and Subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, which are included in the Company's Annual Report on Form 10-KSB.

RECLASSIFICATIONS - Certain reclassifications were made to the 1995 consolidated financial statements to present them on a basis comparable with the current period. The reclassifications had no effect on previously reported net loss or stockholders' equity (deficit).

3.   INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:       June 30, 1996   December 31, 1995
- -------------------------------------       -------------   -----------------

Raw Materials                                $   486,477      $   473,960
Work-in-process                                   12,500           16,424
Finished Goods                                   418,904          355,159
                                              ----------       ----------
                                             $   917,881      $   845,543
                                              ----------       ----------
                                              ----------       ----------

4.   INVESTMENT BY DIRECTOR/SHAREHOLDER

On March 22, 1996, the Company issued to the Company's Chairman of the Board, Robert C. Klas, Sr., 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note which was paid in equal monthly installments in April, May, and June of 1996. On March 22, 1996, the Chairman of the Board also purchased 1,600,000 shares of restricted common stock from the Former CEO in a private transaction. As a result of these transactions, the Chairman owns more than 50% of the outstanding stock of the Company. On April 13, 1996 Mr. Klas was appointed as the Company's Chief Executive Officer.

Since December 31, 1993, Mr. Klas and entities affiliated with him, have invested a total of $5,968,399 in equity securities of the Company. These funds have represented a critical source of cash to fund the Company's operations and working capital needs. There is no assurance that Mr. Klas will be willing or able to make any additional cash investment in the Company in the future, and there is no agreement or requirement for him to do so.

5.   COMMON AND PREFERRED STOCK

COMMON STOCK - On June 30, 1996 and December 31, 1995, the Company had 20,000,000 and 10,000,000 shares of $.01 par value common stock authorized, respectively, and 10,689,773 and 8,289,773 shares issued and outstanding, respectively.

PREFERRED STOCK - On June 30, 1996 and December 31, 1995, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 6,800 shares issued and outstanding.

6.   LICENSE AGREEMENT

The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $37,500 for the six month periods ended June 30, 1996 and 1995.


7.   CONTINGENCIES

POROUS MEDIA CORPORATION - On September 21, 1995, the Company was named a defendant in a lawsuit brought in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation (Porous Media), a former supplier of one of the

Company's component parts. In the lawsuit, the plaintiff seeks a cash payment of approximately $32,000 pertaining to invoices being disputed by the Company and claims to have the right, under certain circumstances, to be granted a royalty-free license to make, use, and sell water purifiers incorporating certain technologies of the Company. The Company's motion for summary judgment on Porous Media's claims has been denied.

The Company has filed a countersuit against Porous Media alleging, among other things, that the component parts supplied by the vendor were not as specified in the contract, and that such non-conformance caused the Company to suffer unnecessary testing costs and substantial delays in product testing and delivery.

The Company has entered into negotiations with Porous Media in an effort to settle the lawsuit. While the consolidated financial statements at June 30, 1996 and December 31, 1995 include the accrual of $32,000 pertaining to the disputed Porous Media invoices, no other costs or expenses associated with this litigation, other than legal fees incurred to date, have been recorded in the consolidated financial statements.

EBCO MANUFACTURING COMPANY - In February of 1996, the Company was named a defendant in a lawsuit brought in United States District Court by EBCO Manufacturing alleging that the Company infringed upon several of its trademark registrations for use of the name "Oasis". As of August 5, 1996, the parties have agreed to a consent judgment whereby the Company will cease to manufacture products bearing the name and mark Oasis-TM- on its products on or before December 31, 1996. The Company will have until July 31, 1997 to liquidate any inventory of Oasis-TM- products manufactured on or before December 31, 1996. There will be no other compensatory damages due either party and each party shall bear its own costs, expenses, and attorney fees regarding this matter.

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

GOING CONCERN. The Company's consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1996, the Company incurred a net loss of $1,834,461 and cash used by operating activities was $2,013,843. In addition, at June 30, 1996, the Company has an accumulated deficit of $11,569,545 and a stockholders deficit of $440,688.

These factors, among others, create the possibility that the Company may not be able to continue as a going concern. Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raise additional capital b) implement a new organizational structure and management team by the end of the third quarter, c) identify a core business line to achieve short term profitability, d) complete new product introductions scheduled for the fall of 1996, e) develop and execute a long-term strategic plan. There is no assurance that these plans can be successfully carried out.

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

RESULTS OF OPERATIONS

NET SALES. The Company had net sales of $811,445 and $1,338,483 for the three and six month periods ended June 30, 1996, respectively. These results represent increases of 12% and 15%, respectively, from the net sales of $726,800 and $1,168,588 for the same periods in 1995. During 1995 and 1996, the average selling prices of the Company's products have generally remained unchanged or decreased, therefore, the increase in sales reflects increases in the number of units sold.

Management believes that the Company will continue to experience a positive trend in sales throughout 1996 and into 1997 due to the introduction of new products in the fall of 1996, along with new market opportunities for Spring-Registered Trademark- and Oasis-TM- in the domestic and international markets. While the Company believes that the positive trend in sales will continue, the Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, as well as various other factors, may cause sales to fluctuate significantly from quarter to quarter.

International sales (including domestic sales destined for foreign markets) represented 67% of the Company's sales for the first six months. To date, the Company has required all payments from customers to be in U.S. dollars; therefore, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase could affect the demand for the Company's products. To date, management believes that foreign currency exchange rate fluctuations have not had a material negative effect on the demand for the Company's products in foreign markets.

COST OF GOODS SOLD. For the three and six month periods ended June 30, 1996, the cost of goods sold were $1,008,851 and $1,518,699, respectively, representing 124% and 113% of net sales, respectively. The cost of goods sold for the same periods in 1995 were $591,347 and $1,056,250 respectively, representing 81% and 90% of net sales, respectively. The Company increased its obsolete inventory reserve during the second quarter of 1996 by $250,000 to reflect product design changes and lack of inventory management. The Company is pursuing alternative uses for this inventory. The Company is currently evaluating its cost components for each product, establishing inventory controls, and upgrading information systems. In addition, more stringent controls will be enforced in the areas of product development, manufacturing and quality assurance.

GROSS PROFIT/LOSS. For the three and six month periods ended June 30, 1996, the Company recognized negative gross profit of ($197,406) and ($180,216), respectively, representing (24%) and (13%), respectively, of net sales. The gross profit for the same periods in 1995 was $135,453 and $112,338, respectively, representing 19% and 10% of net sales, respectively. If the second quarter inventory obsolescence reserve adjustment of $250,000 is excluded, gross profit as a percentage of sales would have been 7% and 5%, for the three and six months ended June 30, 1996, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and six month periods ended June 30, 1996, selling, general and administrative expenses were $702,997 and $1,357,752, respectively, representing 87% and 101%, respectively, of net sales. The selling, general and administrative expenses for the same periods in 1995 were $526,017 and $1,048,595, representing 72% and 90 % of net sales, respectively.

SALES AND MARKETING EXPENSES - For the three and six month periods ended June 30, 1996, sales and marketing expenses were $379,058 and $725,963 respectively, representing 47% and 54% of net sales, respectively.

As part of the Company's business development strategy, the Company has elected to invest heavily in sales and marketing activities associated with new product introductions. During 1996, in connection with the introduction of the SPRING-Registered Trademark-, OASIS-TM-, PUREit-Registered Trademark- and InLINE product lines, the Company significantly increased its expenditures for sales brochures, marketing materials, packaging, trade shows, promotions and selling expenses. The Company recognizes that these expenses represent an up front cost associated with the introduction of new products to new markets. However, the Company believes that such an investment is necessary if the Company's new product introductions are to be successful. The Company expects sales and marketing expenses to continue at significant levels, or increase as new products are introduced.

The Company makes extensive use of independent sales representatives in marketing its products. Management intends to evaluate the independent sales representative's market penetration effectiveness, expense reimbursement, and commission rate structures by year-end. It is management's intentions to have new compensation and commission agreements in place by January 1, 1997. The resulting agreements will reduce the marketing expenses mentioned above.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three and six month periods ended June 30, 1996, general and administrative expenses were $323,939 and $631,789, respectively, representing 40% and 47% of net sales, respectively.

General and administrative expenses continue to be high due to professional fees associated with various litigation matters and the Company's efforts to raise capital during the first quarter of 1996. Currently, management is reviewing all general and administrative expense items.

RESEARCH AND DEVELOPMENT EXPENSES. For the three and six month periods ended June 30, 1996, research and development expenses were $39,156 and $81,494, respectively, representing 5% and 6% of net sales, respectively. The research and development expenses for the same period in 1995 were $55,300 and $188,489, respectively, representing 8% and 16% of net sales, respectively. The high level of research and development expense in 1995 was due, in part, to the substantial costs associated with the development and testing of the SPRING-Registered Trademark-, OASIS-TM- and PUREit-Registered Trademark- product lines. While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development activities include: redesigning existing products to improve quality; designing, developing and testing the new InLINE product line; and designing and developing new products in connection with OEM (original equipment manufacturer) and private label arrangements.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996 the Company had working capital of $429,542 compared with a working capital deficit (total current liabilities in excess of total current assets) of $213,023 as of December 31, 1995. The improvement in the Company's working capital is primarily attributable to new financing which the Company received during the first quarter of 1996. On March 22, 1996, the Company issued to the Chairman of the Board 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt,($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note which was paid in equal monthly installments in April, May, and June of 1996. This investment by the Chairman of the Board had the result of increasing working capital by $1,300,000 and $900,000 in the first and second quarters, respectively.

For the six month period ended June 30, 1996; a) net cash used in operating activities consisted primarily of the Company's $1,834,461 net loss, a $322,338 increase in inventories, and a decrease in accounts payable of $311,732 b) net cash used in investing activities consisted primarily of purchases of property and equipment of $134,157 offset by applications of restricted cash of $73,321 and c) net cash provided by financing activities consisted primarily of $2,200,000 net proceeds from loans and the sale of common stock to a director/stockholder offset by payments on long-term obligations of $104,904.

For the six month period ended June 30, 1995; a) net cash used in operating activities consisted primarily of the Company's $1,293,107 net loss, b) net cash used in investing activities consisted primarily of purchases of property and equipment of $142,905 offset by applications of restricted cash of $55,065, and
c) net cash provided by financing activities consisted primarily of $625,000 proceeds from loans by a director/shareholder and $82,000 proceeds from bank lines of credit.

The Company estimates that it will have working capital needs of approximately $5 million for the next 6 to 12 months to fund its operations and to continue market introduction of its OASIS-TM-, SPRING-Registered Trademark-, PUREit-Registered Trademark-, and InLINE product lines. The

Company also anticipates that it will have to fund growth in inventories and accounts receivable.

The Company maintains a $500,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. Unless it is extended or renewed, the line of credit will expire on May 31, 1997. If the line of credit expires, and the Company is required to pay off the $500,000 balance, the Company's liquidity will be adversely affected.

The Company's plan of operations over the next 12 months is to increase sales and further develop its domestic and international markets. In the U.S. market, the Company's efforts will be to expand its market presence in retail stores and consumer catalogs with the OASIS-TM- and SPRING-Registered Trademark-. In addition, new product launches scheduled for the fall of 1996 include the PUREit-Registered Trademark-, an OEM product line, and the InLINE product line in both the domestic and international markets. The Company will continue to develop new marketing and distribution channels in international markets and will attempt to increase sales of all products through existing channels.

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


                             PART II.  OTHER INFORMATION

                              ITEM 1.  LEGAL PROCEEDINGS

POROUS MEDIA CORPORATION - On September 21, 1995, the Company was named a defendant in a lawsuit brought in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation ("Porous Media"), a former supplier of one of the Company's component parts. In the lawsuit, the plaintiff seeks a cash payment of approximately $32,000 pertaining to invoices being disputed by the Company and claims to have the right, under certain circumstances, to be granted a royalty-free license to make, use and sell water purifiers incorporating certain technologies of the Company. The Company's motion for summary judgment on Porous Media's claims has been denied.

The Company has filed a countersuit against Porous Media alleging, among other things, that the component parts supplied by the vendor were not as specified in the contract, and that such non-conformance caused the Company to suffer unnecessary testing costs and substantial delays in product testing and delivery.

The Company has entered into negotiations with Porous Media in an effort to settle the lawsuit. While the consolidated condensed financial statements at June 30, 1996 and December 31, 1995 include the accrual of $32,000 pertaining to the disputed Porous Media invoices, no other costs or expenses associated with this litigation, other than legal fees incurred to date, have been recorded in the consolidated condensed financial statements.

EBCO MANUFACTURING COMPANY - In February of 1996, the Company was named a defendant in a lawsuit brought in United States District Court by EBCO Manufacturing alleging that the Company infringed upon several of its trademark registrations for use of the name "Oasis." As of August 19, 1996, the parties have reached an agreement in principal in which the Company will cease to manufacture products bearing the name and mark "Oasis" on its products on or before December 31, 1996. The Company will have until July 31, 1997 to liquidate any inventory of Oasis-TM- products manufactured on or before December 31, 1996. There will be no other compensatory damages due either party and each party shall bear its own costs, expenses, and attorney fees regarding this matter


                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

     (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                    Title                          Method of Filing
- --------       --------------------------------------   ----------------
27             Financial Data Schedule                  Filed Herewith

                                      SIGNATURES

     In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 29,1996                  WTC Industries, Inc.


                                   By:  /s/  Robert C. Klas, Sr.
                                        ------------------------------
                                        Robert C. Klas, Sr.
                                        Chief Executive Officer


                                   By: /s/ Gregory P. Jensen
                                       -------------------------------
                                        Gregory P. Jensen
                                        Chief Financial Officer
                                        (Principal Accounting Officer)