Form 10QSB
period 1996-09-30
WTC INDUSTRIES INC
filed 1996-10-25
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996, or

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


                         COMMISSION FILE NUMBER 0-19622


                              WTC INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                              38-2308668
-------------------------------------------------------------------------------
(State or Other Jurisdiction                                  (IRS Employer
    of Incorporation)                                       Identification No.)


             14405 - 21ST AVENUE NORTH, MINNEAPOLIS, MINNESOTA 55447
-------------------------------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)


                                 (612) 473-1625
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.
Yes __x__  No _____.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            10,691,698 shares of Common Stock as of October 24, 1996

         Transitional Small Business Disclosure Format (check one):
Yes _____;  No __x__



                      WTC INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Condensed Unaudited Balance Sheets
                  September 30, 1996 and December 31, 1995                  3

         Consolidated Condensed Unaudited Statements of Operations
                  Three Months Ended September 30, 1996 and 1995            4

         Consolidated Condensed Unaudited Statements of Operations
                  Nine Months  Ended  September 30, 1996 and 1995           5

         Consolidated Condensed Unaudited Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995             6

         Notes to Consolidated Condensed Unaudited Financial Statements     7

Item 2.  Management's Discussion and Analysis or Plan of Operation          11


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   15




                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30,      December 31,
ASSETS                                                                           1996              1995
------                                                                      -------------      ------------
CURRENT ASSETS
         Cash                                                               $     73,172       $     33,489
         Restricted Cash                                                         123,900            148,000
         Accounts receivable, net of allowance for doubtful accounts
             of $34,000 and $149,000, respectively                               721,200            787,775
         Inventories                                                             897,741            845,543
         Prepaid expenses                                                         55,298             63,062
                                                                            ------------       ------------
                TOTAL CURRENT ASSETS                                           1,871,311          1,877,869

PROPERTY AND EQUIPMENT                                                           886,169            935,420
         Less accumulated depreciation                                           447,895            422,380
                                                                            ------------       ------------
                                                                                 438,274            513,040
OTHER ASSETS
         Restricted cash                                                                             85,729
         Loan acquisition costs, net of accumulated amortization
             of $32,458 and $19,614, respectively                                 45,667             58,511
         Patents and trademarks, net of accumulated amortization
             of $51,301 and $36,678, respectively                                 46,712             61,335
         Other                                                                    13,613             14,647
                                                                            ------------       ------------
                                                                                 105,992            220,222
                                                                            ------------       ------------

                                                                            $  2,415,577       $  2,611,131
                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------

CURRENT LIABILITIES
         Notes payable and current maturities of long-term obligations      $    946,515       $    608,904
         Accounts payable                                                        438,959            903,974
         Accrued expenses - other                                                361,620            430,014
                                                                            ------------       ------------
                TOTAL CURRENT LIABILITIES                                      1,747,094          1,942,892

LONG-TERM OBLIGATIONS, net of current maturities                               1,465,247          1,474,466

INDEBTEDNESS REFINANCED IN MARCH 1996                                               --              800,000

STOCKHOLDERS'  DEFICIT
         Preferred stock                                                            --                6,800
         Common stock                                                            106,966             82,898
         Additional paid-in capital                                           11,021,891          8,039,159
         Accumulated deficit                                                 (11,925,621)        (9,735,084)
                                                                            ------------       ------------
                                                                                (796,764)        (1,606,227)
                                                                            ------------       ------------

                                                                            $  2,415,577       $  2,611,131
                                                                            ============       ============

See notes to consolidated condensed unaudited financial statements.




                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three months ended September 30,
                                               --------------------------------
                                                    1996              1995
                                               -------------     --------------

NET SALES                                       $    818,166     $    798,717

COST OF GOODS SOLD                                   625,850          829,904
                                                ------------     ------------

GROSS PROFIT (LOSS)                                  192,316          (31,187)

EXPENSES
         Selling, general and administrative         448,484          891,879
         Research and development                     46,036           32,287
                                                ------------     ------------
                                                     494,520          924,166
                                                ------------     ------------

LOSS FROM OPERATIONS                                (302,204)        (955,353)

OTHER EXPENSE, NET                                   (53,872)         (93,140)
                                                ------------     ------------

NET LOSS                                        $   (356,076)    $ (1,048,493)
                                                ============     ============

NET LOSS PER COMMON SHARE                       $      (0.03)    $      (0.15)
                                                ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                              10,690,652        7,105,322
                                                ============     ============

See notes to consolidated condensed unaudited financial statements.





                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Nine months ended September 30,
                                              -------------------------------
                                                   1996             1995
                                              -------------     -------------

NET SALES                                       $ 2,156,649     $ 1,967,305

COST OF GOODS SOLD                                2,144,549       1,886,154
                                                -----------     -----------

GROSS PROFIT                                         12,100          81,151

EXPENSES
         Selling, general and administrative      1,806,235       1,940,474
         Research and development                   127,529         220,776
                                                -----------     -----------
                                                  1,933,764       2,161,250
                                                -----------     -----------

LOSS FROM OPERATIONS                             (1,921,664)     (2,080,099)

OTHER EXPENSE, NET                                 (202,505)       (261,500)
LOSS ON DISPOSAL FIXED ASSETS                       (66,368)              0
                                                -----------     -----------
                                                   (268,873)       (261,500)
                                                -----------     -----------

NET LOSS                                        $(2,190,537)    $(2,341,599)
                                                ===========     ===========

NET LOSS PER COMMON SHARE                       $     (0.22)    $     (0.35)
                                                ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                              9,971,820       6,666,236
                                                ===========     ===========

See notes to consolidated condensed unaudited financial statements.





                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                            1996               1995
                                                                        ------------      -------------
OPERATING ACTIVITIES
         Net loss                                                       $(2,190,537)      $(2,341,599)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                   187,019           171,214
            Provision for obsolete inventory                                250,000
            Provision for doubtful accounts                                  36,000            69,000
            Loss on disposal of fixed assets                                 66,368
            Changes in operating assets and liabilities:
                Accounts receivable                                          30,575          (348,310)
                Inventories                                                (302,198)           57,666
                Prepaid expenses                                              8,798           (41,945)
                Accounts payable                                           (465,015)          167,979
                Accrued expenses - other                                    118,213           324,707
                                                                        -----------       -----------
                     Net cash used in operating activities               (2,260,777)       (1,941,288)
                                                                        -----------       -----------

INVESTING ACTIVITIES
         Restricted cash                                                    109,829            89,422
         Purchases of property and equipment                               (151,154)         (194,907)
                                                                        -----------       -----------
                     Net cash used in investing activities                  (41,325)         (105,485)
                                                                        -----------       -----------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                        400,000         1,308,399
         Proceeds from sale of Common Stock to dirctor/shareholder        1,800,000
         Proceeds from bank lines of credit                                 250,000            82,000
         Payments on long-term obligations                                 (108,215)           (4,587)
                                                                        -----------       -----------
                     Net cash provided by financing activities            2,341,785         1,385,812
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         39,683          (660,961)

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                 33,489           671,638
                                                                        -----------       -----------

         End of period                                                  $    73,172       $    10,677
                                                                        ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                       $   217,647       $   114,031
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Common stock issued on conversion of debt                      $ 1,200,000       $ 2,058,399
                                                                        ===========       ===========
         Note payable issued on conversion of accrued expenses          $   186,607
                                                                        ===========

See notes to consolidated condensed unaudited financial statements.



                      WTC INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED CONDENSED UNAUDITED
                              FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

BUSINESS - WTC Industries, Inc. (WTC), formerly Water Technologies Corporation, was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). Prior to 1996, the majority of the Company's sales have been to foreign customers or to customers in the United States who ultimately resold the products to foreign customers. In 1996, the Company has seen increased sales activities in the United States representing 32% of total Net Sales.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,190,537 for the nine month period ended September 30, 1996. Cash used in operating activities was $2,260,777. In addition, at September 30, 1996, the Company had an accumulated deficit of $11,925,621 and a stockholders' deficit of $796,764.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure:
a) raise additional capital, b) increase sales to a major appliance manufacturer in the fourth quarter, c) complete introduction of the new PentaPure In-Line product line scheduled for the fall of 1996 to generate revenues in first quarter 1997, d) expand existing market presence in international markets with new distributor network. There is no assurance that these plans can be successfully carried out.

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

3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:   September  30, 1996   December 31, 1995
-------------------------------------   -------------------   -----------------

Raw Materials                               $   475,802           $   473,960
Work-in-process                                  24,500                16,424
Finished Goods                                  397,439               355,159
                                            -----------           -----------
                                            $   897,741           $   845,543
                                            ===========           ===========

4.       INVESTMENT BY DIRECTOR/SHAREHOLDER

On March 22, 1996, the Company issued to the Company's Chairman of the Board, Robert C. Klas, Sr., 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note which was paid in equal monthly installments in April, May, and June of 1996. On March 22, 1996, the Chairman of the Board also purchased 1,600,000 shares of restricted common stock from the Former CEO in a private transaction. As a result of these transactions, the Chairman owns more than 50% of the outstanding stock of the Company. On April 13, 1996, Mr. Klas, Sr. was appointed as the Company's Chief Executive Officer.

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

5.       COMMON AND PREFERRED STOCK

COMMON STOCK - On September 30, 1996 and December 31, 1995, the Company had 20,000,000 and 10,000,000 shares of $.01 par value common stock authorized, respectively, and 10,691,698 and 8,289,773 shares issued and outstanding, respectively.

PREFERRED STOCK - On December 31, 1995, the Company had 2,000,000 shares of 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized with 6,800 shares issued and outstanding. On August 19, 1996, these shares were converted into common stock.

6.       LICENSE AGREEMENT

The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $56,250 for the nine month periods ended September 30, 1996 and 1995.

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

The Company has entered into negotiations with Porous Media in an effort to settle the lawsuit. While the consolidated financial statements at September 30, 1996 and December 31, 1995 include the accrual of $32,000 pertaining to the disputed Porous Media invoices, no other costs or expenses associated with this litigation, other than legal fees incurred to date, have been recorded in the consolidated financial statements.

EBCO MANUFACTURING COMPANY - In February of 1996, the Company was named a defendant in a lawsuit brought in United States District Court by EBCO Manufacturing alleging that the Company infringed upon several of its trademark registrations for use of the name "Oasis". On August 5, 1996, the parties agreed to a consent judgment whereby the Company will cease to manufacture products bearing the name and mark Oasis(TM) on its products on or before December 31, 1996. The Company will have until July 31, 1997 to liquidate any inventory of Oasis(TM) products manufactured on or before December 31, 1996. There will be no other compensatory damages due either party and each party shall bear its own costs, expenses, and attorney fees regarding this matter.



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

GOING CONCERN. The Company's consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1996, the Company incurred a net loss of $2,190,537 and cash used by operating activities was $2,260,777. In addition, at September 30, 1996, the Company has an accumulated deficit of $11,925,621 and a stockholders' deficit of $796,764.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure:
a) raise additional capital, b) increase sales to a major appliance manufacturer in the fourth quarter, c) complete introduction of the new PentaPure In-Line product line scheduled for the fall of 1996 to generate revenues in first quarter 1997, d) expand existing market presence in international markets with new distributor network. There is no assurance that these plans can be successfully carried out.

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


RESULTS OF OPERATIONS

NET SALES. The Company had net sales of $818,166 and $2,156,649 for the three and nine month periods ended September 30, 1996, respectively. These results represent increases of 2.4% and 9.6%, respectively, from the net sales of $798,717 and $1,967,305 for the same periods in 1995. During 1995 and 1996, the average selling prices of the Company's products have generally remained unchanged or decreased, therefore, the increase in sales reflects increases in the number of units sold.

Management believes that the Company will continue to experience a positive trend in sales in the fourth quarter of 1996 and into 1997 due to the introduction of new products in the fall of 1996, increased sales to a major appliance manufacturer, new market opportunities for the PentaPure(TM) Sport bottle in the domestic and international markets, and stronger distributor channels in international markets. While the Company believes that the positive trend in sales will continue, the Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, as well as various other factors, may cause sales to fluctuate significantly from quarter to quarter.

International sales (including domestic sales destined for foreign markets) represented 68% of the Company's sales for the first nine months. To date, the Company has required all payments from customers to be in U.S. dollars; therefore, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase could affect the demand for the Company's products. To date, management believes that foreign currency exchange rate fluctuations have not had a material negative effect on the demand for the Company's products in foreign markets.

COST OF GOODS SOLD. For the three and nine month periods ended September 30, 1996, the cost of goods sold were $625,850 and $2,144,549, respectively, representing 76% and 99% of net sales, respectively. The cost of goods sold for the same periods in 1995 were $829,904 and $1,886,154 respectively, representing 104% and 96% of net sales, respectively. The Company has and continues to evaluate its cost components for each product and has established more stringent controls in the areas of inventory management, product development, manufacturing, and quality assurance. In addition, the Company is pursuing other potential manufacturers to outsource assembly operations to meet anticipated sales volume increases and to reduce overall manufacturing costs.

GROSS PROFIT/LOSS. For the three and nine month periods ended September 30, 1996, the Company recognized a gross profit of $192,316 and $12,100, respectively, representing 24% and .1%, respectively, of net sales. The gross profit for the same periods in 1995 were ($31,187) and $81,151, respectively, representing (4)% and 4% of net sales, respectively. If sales continue to increase, management anticipates the Company's gross profit margins to continue to improve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and nine month periods ended September 30, 1996, selling, general and administrative expenses were $448,484 and $1,806,235, respectively, representing 55% and 84%, respectively, of net sales. The selling, general and administrative expenses for the same periods in 1995 were $891,879 and $1,940,474, respectively, representing 112% and 99% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the three and nine month periods ended September 30, 1996, sales and marketing expenses were $234,597 and $960,560 respectively, representing 29% and 44% of net sales, respectively. The sales and marketing expenses for the same periods in 1995 were $357,173 and $921,009, respectively, representing 45% and 47% of net sales, respectively.

As part of the Company's business development strategy, the Company has elected to invest heavily in sales and marketing activities associated with new product introductions. During 1996, in connection with the introduction of the PentaPure Sport(TM) Bottle, PUREIT(R) Pitcher and PentaPure INLINE product lines, the Company has maintained its expenditures for sales brochures, marketing materials, packaging, trade shows, promotions and selling expenses. The Company recognizes that these expenses represent an up front cost associated with the introduction of new products to new markets. However, the Company believes that such an investment is necessary if the Company's new product introductions are to be successful. The Company expects these sales and marketing expenses to decrease from existing levels.

The Company makes extensive use of independent sales representatives in marketing its products. Management has evaluated their market penetration effectiveness along with their expense reimbursement and commission rate structure and has either implemented new agreements or discontinued the relationship with various sales representatives, which in either case is intended to reduce sales and marketing fixed costs in the fourth quarter.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three and nine month periods ended September 30, 1996, general and administrative expenses were $213,887 and $845,675, respectively, representing 26% and 39% of net sales, respectively. The general and administrative expenses for the same periods in 1995 were $429,706 and $914,465, respectively, representing 54% and 46% of net sales, respectively.

General and administrative expenses continue to be high due to professional fees associated with various litigation matters and the Company's efforts to raise capital during 1996. Management has implemented an expense reduction strategy beginning in the fourth quarter which will include an employee reduction and reorganization and tighter spending controls in all expense categories.

RESEARCH AND DEVELOPMENT EXPENSES. For the three and nine month periods ended September 30, 1996, research and development expenses were $46,036 and $127,529, respectively, representing 6% of net sales. The research and development expenses for the same period in 1995 were $32,287 and $220,776, respectively, representing 4% and 11% of net sales, respectively. The high level of research and development expense for the nine month period in 1995 was due, in part, to the substantial costs associated with the development and testing of the SPRING(R), PentaPure Sport(TM) Bottle and PUREIT(R) product lines. While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development activities include redesigning existing products to improve quality and performance, and designing and testing the new PentaPure INLINE product line.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had working capital of $124,217 compared with a working capital deficit (total current liabilities in excess of total current assets) of $213,023 as of December 31, 1995. The improvement in the Company's working capital is primarily attributable to new financing which the Company received during the first six months of 1996. On March 22, 1996, the Company issued to the Chairman of the Board 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note which was paid in equal monthly installments in April, May, and June of 1996. This investment by the Chairman of the Board had the result of increasing working capital by $1,300,000 and $900,000 in the first and second quarters, respectively.

For the nine month period ended September 30, 1996; a) cash used in operating activities consisted primarily of the Company's $2,190,537 net loss from operations, an increase in inventories of $302,198, and a decrease in accounts payable of $465,015, partially offset by noncash expenses of approximately $539,000, b) cash used in investing activities consisted primarily of purchases of property and equipment of $151,154 offset by applications of restricted cash of $109,829, and c) cash provided by financing activities consisted of $2,200,000 net proceeds from loans and the sale of common stock to a director/stockholder and proceeds from a bank credit line of $250,000, offset by payments on long-term obligations of $108,215.

For the nine month period ended September 30, 1995; a) net cash used in operating activities consisted primarily of the Company's $2,341,599 net loss from operations, b) cash used in investing activities consisted primarily of purchases of property and equipment of $194,907 offset by applications of restricted cash of $89,422, and c) cash provided by financing activities consisted primarily of $1,308,399 proceeds from loans by a director/shareholder and $82,000 proceeds from a bank line of credit.

The Company estimates that it will have working capital needs of approximately $1 million for the next 3 to 6 months to fund its operations and to increase its production capacity for the PentaPure Inline product line and sales to a major appliance manufacturer. The Company is evaluating property improvements and equipment purchases to automate and increase unit volume without increases in direct labor costs. For the following 6 months, the Company anticipates that it will need an additional $4 million to fund growth in inventories and accounts receivable.

The Company maintains a $750,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. Unless it is extended or renewed, the line of credit will expire on May 31, 1997. If the line of credit expires, and the Company is required to pay off the $750,000 balance, the Company's liquidity will be adversely affected.

The Company's plan of operations over the next 12 months is to increase sales and further develop its domestic and international markets. In the U.S. market, the Company's efforts will be to increase sales to a major appliance manufacturer and increase revenues with the PentaPure Sport(TM) Bottle. In addition, new product launches scheduled for the fourth quarter of 1996 include the PUREIT(R) Pitcher and the PentaPure INLINE product line in both the domestic and international markets. The Company will continue to expand existing and develop new marketing and distribution channels in international markets.

The Company is also evaluating its available options to raise capital. Such options include, but are not limited to, private placements of debt or equity securities to accredited investors, registered offerings of the Company's common stock, and strategic partnership or joint venture arrangements. The Company recognizes that due to competition, the uncertainties of the capital markets, and other factors beyond the Company's control, there is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company's efforts to raise additional capital are not successful, the Company's operations may be adversely impacted.



                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

       (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                           Title                       Method of Filing
-------                -----------------------              ----------------
  27                   Financial Data Schedule               Filed Herewith



                                   SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 24, 1996             WTC Industries, Inc.


                                     By:  /s/  Robert C. Klas, Sr.
                                          -----------------------------------
                                          Robert C. Klas, Sr.
                                          Chief Executive Officer


                                     By:  /s/ Gregory P. Jensen
                                          -----------------------------------
                                          Gregory P. Jensen
                                          Chief Financial Officer
                                          (Principal Accounting Officer)