Form 10KSB
period 1996-12-31
WTC INDUSTRIES INC
filed 1997-03-31
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996

                             Commission file number
                                     0-19622

                              WTC Industries, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                             38-2308668
 (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

14405 - 21st Avenue North, Minneapolis, Minnesota                  55447
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:   (612)-473-1625

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x__ No
_____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____

      State issuer's revenues for its most recent fiscal year.  $2,937,196

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

                         $2,760,278 as of March 6, 1997

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              10,716,698 shares of Common Stock as of March 6, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):
Yes _____   No ___x___

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

WTC Industries, Inc. and its wholly-owned subsidiaries (collectively the "Company" or "WTC") develop, manufacture, and market water filtration and purification products for commercial and personal use. Filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, bad taste and odor. Purification products have the added benefit of devitalizing or removing viruses, bacteria and parasites.

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University ("KSU") and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses, remove protozoa and reduce other targeted contaminants in drinking water. Such systems are capable of making virtually any source water microbiologically fit to drink and better tasting. The Company's products fall into the following categories: portable systems, systems and cartridges for use by original equipment manufacturers (OEMs), point-of-use systems, point-of-entry systems, mobile purification systems and commercial/industrial systems and components. The Company's products are suitable for a broad range of applications including: home, personal travel, recreation, military, emergency use, commercial and industrial.

This Form 10-KSB contains forward looking statements within the meaning of
Section 21E of the Securities and Exchange Commission Act of 1934. Actual results could differ significantly from those projected in the forward looking statements as a result, in part, from changes in conditions and factors encountered by the Company.

COMPANY HISTORY

The Company is a Delaware Corporation and was incorporated in April 1978 as an affiliate of a Michigan filter manufacturer. Until November 1988, the Company was located in Michigan, where it was managed by its founder, L.L. Davis. During this period, the Company's principal efforts were directed at developing prototype products incorporating the KSURF technology and marketing those products to the U.S. government as well as service and relief organizations.

In November 1988, the Company moved to Minnesota and expanded its product development efforts to include commercial applications for the KSURF technology. In September 1991, with a family of water purification products developed and in the market, the Company raised nearly $4 million through an initial public offering of its common stock.

In December 1994, the Company merged with Ecomaster Corporation, a customer whose water purification products also utilized the iodinated resin supplied by the Company. The merger enabled the Company to expand its product line and accelerate its international sales efforts by using Ecomaster's distributors and marketing programs in several foreign countries. Ecomaster also contributed significant tooling, product design and manufacturing capabilities as well as a family of patented devices using the PentaPure(R) technology. Through the merger, the Company acquired an important technology called EcoSorb filtration, which significantly reduces the residual iodine in the purified water. This technology dramatically improved the water's taste and resolved a long-standing marketing issue associated with products containing iodinated resin.

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

Even in the U.S. and other countries where municipally treated water is generally safe from viruses and bacteria, local water systems often produce tap water with an unpleasant taste, color or odor. In many cases, the only source of pure, fresh-tasting drinking water currently available is bottled water, which is inconvenient, expensive and often of questionable purity. These factors and others have created a significant need for products that provide effective filtration and purification of water for human consumption. Markets exist for systems to filter or purify water for commercial and manufacturing applications. Each of these market opportunities is comprised of multiple niche markets, thereby further splintering the water filtration and purification industry into smaller fragments. The characteristics of the international and U.S. markets for water filtration and purification systems are considerably different.

U.S. MARKET

PURIFICATION SYSTEMS - Municipally treated water in the United States has historically presented a relatively low risk of contamination due to viruses, bacteria and parasites. As such, consumer demand for purification systems to purify municipally treated water has been low. However, there are several market niches in the U.S. for which there is a current perceived need for water purification products or systems.

These market opportunities include:

      *     Outdoor Recreation
      *     Foreign Travel
      *     Military/Government/Disaster Relief
      *     Household Filtration

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

FILTRATION SYSTEMS - While municipally treated water, as well as drinking water from other sources in the U.S., may be perceived to present a low risk from viruses and bacteria, it sometimes has an undesirable taste, color or odor. Such water may also contain excessive levels of lead, chlorine, pathogenic cysts, or other contaminants. Beyond the inconvenience of bad taste, color or odor, such polluted water may lead to illness, or, in extreme cases, even death. This occurred in 1993 when approximately 100 people died in Milwaukee from drinking municipal water which was contaminated with cryptosporidium cysts.

In contrast to the U.S. market for water purification systems, the U.S. market for water filtration products and systems is characterized by a combination of specialized and general purpose products targeting a very broad spectrum of needs and applications. Due to the generally accepted view that the taste of municipally treated water could be improved, consumers have embraced water filtration products designed for the mass market. Unlike purification systems, filtration devices do not require registration by the EPA to be sold in the U.S. Filtration products making health claims are required to be registered in California, Iowa, Massachusetts and Wisconsin. Given these factors, filtration systems in the U.S. tend to compete on the basis of product design, features and price.

INTERNATIONAL MARKETS

Water purification devices sold outside the U.S. generally do not require registration or approval by the EPA. In countries where regulatory approval requirements exist, they are generally less stringent and more applicable to real world water conditions than in the U.S. The Company has successfully passed these regulatory hurdles in a number of countries worldwide. Further, the drinking water in many other countries, particularly less developed countries, is generally of poor quality. In addition to chemicals, pathogenic cysts, and other contaminants, such water often contains dangerous levels of viruses and bacteria. In these environments, the only way to achieve safe drinking water is through purification, not just filtration.

These characteristics combine to produce several market segments which are defined by the basic needs of the consumers and their relative household income. In the more developed countries with greater personal income, consumers are willing to pay the extra cost for point-of-use or point-of-entry systems that can purify more water than just the minimum needed for drinking. In the less developed countries, while safe drinking water is considered a fundamental necessity, consumers have little disposable income. In these countries, while there is a perceived need and demand for the product, sales are dependent on the consumer's ability to purchase the product.

The Company offers products in a broad range of market and application segments worldwide. These include, but are not limited to, the following:

*   households     *   outdoor recreation   *   disaster and humanitarian relief
*   hospitals      *   bottling plants      *   industrial applications
*   restaurants    *   breweries            *   fish farming
*   schools        *   embassies            *   food processing
*   offices        *   laboratories         *   military applications


                                   TECHNOLOGY

PENTAPURE(R)

In the late 1970's, scientists at Kansas State University developed and patented a unique iodine-based technology for the purification of drinking water. Iodine, in its natural state, exists as an I2 molecule. Such I2 iodine would be consistent with that found in an iodine tablet commonly used by campers, travelers and the military. The original technology developed by KSU was based on the process of artificially creating an I3 (tri-iodide) molecule and then bonding it to an anion exchange resin bead. When tested by running bacteria contaminated water through a bed of this resin, it was shown to be approximately 1,000 times more effective at killing water-borne bacteria instantly than iodine found in an iodine tablet. This tri-iodide resin was not particularly effective, however, at killing viruses and parasites found in certain water.

In 1981, KSU successfully developed and patented a new improved process resulting in an I5 (penta-iodide) resin. Researchers determined that the I5 resin was 1,000 times more effective than the I3 resin, or 1,000,000 times more effective than an I2 molecule alone, such as would be found in an iodine tablet. This new technology was also very effective at killing viruses and had significant disinfection ability against the more resilient protozoan family of organisms when properly engineered into a treatment system.

Through a complex proprietary process, I5 ions are attached to resin beads which become positively charged. This positive charge attracts the negatively charged contaminants found in water such as bacteria, viruses and protozoa. As contaminated water passes through a bed of the I5 resin, iodine is instantly transferred to the microorganisms due to this difference in charge, effectively devitalizing them. Recognizing the commercial potential of iodinated resin as an effective method of water purification, the Company obtained an exclusive license for all commercial applications of the technology from KSURF in the early 1980's, and subsequently obtained from KSURF an exclusive license for an improved method of commercially manufacturing the iodinated resin. The Company has sought to protect multiple proprietary formulations of the penta-iodide resin by marketing all products containing this revolutionary technology under a registered trademark, PentaPure(R). This registered trademark has been filed in most countries in the world where registration is desirable, including the U.S.

Although various methods have been used historically to disinfect water - including Chlorine gas, aqueous iodine, aqueous silver nitrate, hydrogen peroxide, and boiling - each of these methods requires a sacrifice of cost, time, taste or ease-of-use to be effective. Commonly used disinfectants, such as chlorine, constantly release a prescribed amount of chemical agent into the water regardless of how many contaminants are present. If few contaminants are present, the disinfectant leaves a large amount of chemical residue in the water creating significant odor, taste and potential health problems through the by-products it can create. If many contaminants are present, the prescribed amount of chemical agent released into the water may not be enough to kill all of the contaminants. An additional problem is that many of these disinfectants function by osmotic diffusion into the microorganisms and require lengthy contact time at fairly high concentrations to effectively kill even commonly occurring bacteria.

The Company believes its purification media is technically superior to the versions of iodinated resin manufactured by other companies. While all iodinated resins leave residual iodine in the effluent water, the Company has dramatically minimized the iodine residual from its resin formulations even under water conditions historically troublesome for iodinated resins. This iodine residual is further reduced by a special scavenging process developed by the Company, called EcoSorb filtration, which is incorporated into most of the Company's purification systems.

PRODUCT CONFIGURATION

Depending upon a particular product's design and intended application, the Company utilizes certain filtration technologies with PentaPure(R) to create an effective purification system. A typical product configuration includes four stages. The first stage consists of a carbon filter to remove sediment and organic material from the water. In the second stage, the PentaPure(R) kills water-borne bacteria and virus. The third stage uses solid carbon blocks to remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants. The last stage incorporates the Company's EcoSorb filtration media to remove any remaining iodine and iodide residuals and to further improve taste. In some product configurations, such as the PentaPure(R) Sport Purification System, the protozoan cyst removal occurs in a preliminary filtration stage.

The Company's systems consist of separate modules for each filtration and purification stage or may incorporate all stages into a single cartridge. Although the amount of treatment capacity varies by product, the Company's systems are designed to achieve the same general level of purification, whether the filtration and purification stages are housed in separate modules or incorporated into a single cartridge. The efficacy and efficiency of the PentaPure(R) allows the flexibility to scale products up or down in size to meet the needs of a wide range of product applications, water conditions and flow rate requirements

The Company believes that PentaPure(R), when combined with filtration methods using solid carbon blocks, provides a very high level of drinking water purification. The following list represents just a few of the contaminants which the Company's purification systems devitalize, remove or reduce from water:

*  lead                   *  poliovirus            *  guinea worms
*  chlorine               *  rotavirus             *  volatile organic compounds
*  e. coli bacteria       *  hepatitis- B virus    *  pesticides and herbicides
*  klebsiella terrigena   *  AIDS virus            *  iron and rust
*  salmonella             *  cryptosporidium cysts *  sediment
*  cholera                *  giardia cysts         *  asbestos fibers

                                    PRODUCTS

The flexibility of the PentaPure(R) and the Company's water filtration technologies have enabled the Company to design, develop and market a broad line of purification and filtration products that address consumer, institutional, commercial, military, government, humanitarian and disaster relief applications. While filtration products reduce or remove most undesirable contaminants found in water including lead, chlorine, bad taste and odor, purification products have the added benefit of devitalizing or removing viruses, bacteria and parasites. Given the characteristics of the U.S. and international markets, the Company's core product line, until late 1995, consisted almost exclusively of purification systems designed for sale to international markets. In late 1995, the Company entered the U.S. market with the introduction of the Spring(R) and the PentaPure(R) Sport Purification System, formerly known as the Oasis, to the health and fitness and outdoor recreation markets, respectively. In addition, beginning in the third quarter of 1996, the Company began shipping filtration systems to a major appliance manufacturer for both the domestic and international markets.

In 1996, domestic sales accounted for 31% of net sales. The Company's largest domestic customer accounted for 8% of total net sales. The Company anticipates generating larger revenues in the domestic market compared to prior years.

The Company currently designs, manufactures and markets a broad range of water filtration and purification systems. These products can be grouped into six categories: resin, systems and cartridges for original equipment manufactures
(OEMs), portable systems, point-of-use systems, point-of-entry systems, mobile purification systems, and industrial and commercial systems.

ORIGINAL EQUIPMENT MANUFACTURERS (OEM) APPLICATIONS

The Company designs, manufactures and supplies systems and cartridges to OEMs for incorporation either into their water treatment systems or to add value to the products which they manufacture. The Company has designed, and begun to supply, customized water filtration and purification systems for Amana(R) Refrigeration, Inc., a major international manufacturer of refrigerators and other appliances for commercial and residential applications. These filtration and purification systems will be included as original equipment on some models of refrigerators with ice or ice and water dispensing capabilities. Some models will be sold under the Amana(R) brand name through authorized dealers and major retailers as an after market accessory to retrofit already installed refrigerators. In addition, they will be offered by the Amana(R) Consumer Services Division through authorized parts distributors and service providers worldwide.

The Company believes that significant future revenues will be derived from these strategic alliances without the associated marketing costs. In most cases, the OEM customers are required to display the PentaPure(R) logo on the finished products which they manufacture. The Company sees this as an excellent opportunity to build brand recognition and credibility by careful selection and screening of OEM partners.

PORTABLE SYSTEMS

The Company's portable systems are designed for the travel, outdoor recreation, military and emergency relief markets.

      PUREIT(R) FAMILY - The PureIt(R) Pitcher was introduced in 1996 and joins the PureIt(R) Refrigerator Dispenser for sale to international markets. The Pitcher is a 2.5 liter carafe designed for everyday use in a refrigerator, on a countertop, in relief operations or outdoors. The product line purification system is located in a single cartridge (patent pending). The system includes:
1) a washable and reusable filter for removing sediment; 2) a purification cartridge containing PentaPure(R) for devitalizing water-borne bacteria and viruses; 3) an activated carbon bed that absorbs elements which cause bad taste and odor, and 4) EcoSorb filtration media which removes residual iodine. The purification cartridge also reduces agricultural and industrial chemicals, pesticides and herbicides. The result is fresh, purified water for drinking, cooking or brewing coffee and tea.

      PENTAPURE(R) SPORT PURIFICATION SYSTEM - The PentaPure(R) Sport Purification System is a sport bottle water purification device with a patented cartridge. The PentaPure(R) Sport Purification System is designed for outdoor use worldwide or in situations where the quality of the source water is unknown. Because it is a purification device, the PentaPure(R) Sport Purification System had to pass a demanding test protocol and register with the EPA before it could be sold in the United States. The Company received this registration in August 1995 and initiated U.S. shipments in October 1995. The Company has sold the PentaPure(R) Sport Purification System internationally since early 1995. The PentaPure(R) Sport Purification System has recently been assigned a national stocking number ("NSN") from the U.S. Government for the military, which will allow it to be purchased as an off-the-shelf item as desired by all North Atlantic Treaty Organization ("NATO") forces. In addition, several other countries' armed services have begun using the PentaPure(R) Sport Purification System or have expressed interest in this product's capabilities.

The PentaPure(R) Sport Purification System is simple to use. The consumer fills the bottle from any relatively clear water source such as rivers, lakes and streams. The purification mechanism is activated when the consumer squeezes the bottle which forces water through the purification cartridge. The EPA protocol, which this device has passed, is made to simulate water which is far more contaminated than water likely to be encountered in most situations. The PentaPure(R) Sport Purification System has a suggested retail price of $34.95.

         OTHER PORTABLE PRODUCTS AND SYSTEMS - The Company also sells other portable products using its purification technology to the international marketplace including the Travel Cup, a PentaPure(R) bucket system, drinking straws and a series of hand, gasoline, diesel and electrical operated pump systems for group and refugee camp use.

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

In 1996, the Company completed development and testing and began shipping PentaPure(R) InLine point-of-use filtration and purification systems utilizing a unique quick dry change system (patent pending). This significant new design in point-of-use water treatment incorporates a valve-in-head design with a totally dry change cartridge configuration. First supplied under a private label for Amana(R), these systems will be introduced in early 1997 to existing international distributors and other niche market OEM customers.

These systems will be available in single, double, and triple stage configurations to handle a wide variety of water treatment problems worldwide. A single stage system has been independently tested and shown to remove 90% of lead, 99% of Chlorine, 99.95% of giardia and cryptosporidium cysts, as well as improve taste and odor. It has been registered for sale in California, Iowa, Massachusetts and Wisconsin.

The Company believes that this new product line could have a significant impact on future revenues and will allow distributors to sell a system which has cartridges available only from the Company through its dealers and distributors worldwide.

POINT-OF-ENTRY SYSTEMS

The Company has a broad product line of point-of-entry purification systems which are typically designed for residential and commercial use in international markets. These systems attach to a municipal water line inside a building and purify the water before it reaches its point of use. These systems can be used for whole house, office, restaurant, hospital, embassy, hotel and many other applications. Point-of-entry systems are configured to be flexible which allows them to be custom configured to accommodate specific water quality problems and volume requirements. The retail price of a typical point-of-entry system ranges from $750 to $2,500.

MOBILE SYSTEMS

The Company's mobile purification systems are typically used in standby emergency, disaster response, military or other field situations. They are generally mounted on a truck or trailer and designed to efficiently produce large amounts of purified water from almost any freshwater or municipal water source. The Company's largest system generates enough purified water to serve the daily needs of 60,000 people or supply water to an 800 bed field hospital. Wholesale prices range from $25,000 to $55,000 depending on system capacity.

INDUSTRIAL AND COMMERCIAL SYSTEMS

The Company designs and manufactures modular purification systems for large applications such as bottling plants, dairies, hotels, manufacturing process water applications, fisheries and other custom water purification applications in international markets. These systems generally range in cost from $10,000 to several hundred thousand dollars depending on the required capacity and treatment required.

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

                               MARKETING STRATEGY

The market for water filtration and purification devices is comprised of a diverse spectrum of product applications and perceived market needs. To determine which market niches present the most attractive and appropriate opportunities for WTC, the Company evaluated each market need in light of the Company's competitive strengths. Management believes that the Company's advantage resides in the technical advantages of PentaPure(R) and in the unique product design characteristics of its new InLine systems. Management believes that the efficacy and efficiency of the PentaPure(R) enables it to design smaller, less expensive and more effective water purification devices than most competing technologies or products. This technology has permitted the design of water purification devices that do not require energy, pressure or multiple passes to achieve effective water purification. The patented PentaPure(R) technology, combined with the Company's Ecosorb filtration media and patented filtration designs, produce effective, efficient, high-quality and low cost water purification systems with low to non-detectable iodine residual levels.

In international markets, the Company promotes its inexpensive portable purification products, such as the PureIt(R) family of products, to the mass markets, particularly in the less developed countries where the demand for purified water is high. Point-of-use systems, which typically sell for $90-$375, are targeted for the general population in more developed countries and the upper income population in less developed countries. These systems, along with cartridge based point-of-entry systems, are sold through distributors that offer all or a significant portion of the Company's complete product line. The majority of these distributors sell via direct sales or multi-level marketing organizations. Disaster relief systems, military products, and commercial systems are sold through direct or independent sales representatives, typically on a custom order basis.

In the U.S. market, the Company currently markets three products, the PentaPure(R) Sport Purification System, the Spring(R) Filtration System and the PureIt(R) InLine System. These products are marketed through retail and catalog distribution channels to consumers utilizing a network of independent sales representatives. The PentaPure(R) Sport Purification system is offered through a value added distributor to the military organizations of the U.S. and NATO. The PentaPure(R) Sport and the Spring(R) Filtration Systems are marketed in niche markets with the greatest perceived need for these types of devices. Specifically, WTC has targeted the outdoor recreation and travel industry for the Sport and the health and fitness market for the Spring(R). The InLine Systems are sold under the WTC brand name and the Amana(R) Clean n'Clear(TM) brand. The Company is seeking to supply this product line to other market niches through strategic marketing partners with the Company maintaining its role as the manufacturer.

                             SALES AND DISTRIBUTION

U.S. MARKET

In 1996, the Company began marketing the PentaPure(R) Sport Purification System and in late 1996 introduced the PureIt(R) InLine system. To distribute these products the Company has established a network of 19 independent sales representatives which have a total of 37 office locations throughout the U.S. This network of sales representatives has enabled the Company to penetrate significant retail customers in the target markets for the Company's products. These target markets have included: outdoor recreation, catalogue and mail order, housewares, hardware home centers and specialty retailer markets.

INTERNATIONAL MARKETS

Internationally, the Company employs various strategies to market and distribute its products. In many countries, the Company has established relationships with independent sales representatives or distributors to market the Company's products. The Company currently has such relationships in Poland, Malaysia, Korea, Indonesia, Taiwan, Viet Nam, Canada, Egypt, India, Pakistan, France, Germany, Spain, Portugal, Japan, the United Kingdom, Norway, Mexico, Sweden, China, Russia, the Ukraine, the Philippines and certain countries in the Middle East and Central and South America. Local sales organizations may use direct sales representatives, network marketing organizations and independent manufacturer sales representatives as well as other means customary to the specific region to distribute the Company's products.

During 1996, the Company's international sales accounted for 69% of total net sales. The Company's largest customer during 1996 (30% of total net sales) was Ekonet Sp. z.o.o., a Polish company which sells and distributes the Company's products through network marketing organizations throughout Poland and Russia. Five other major international customers together accounted for 13% of total net sales in 1996.

                                   COMPETITION

In the United States and internationally the water treatment equipment industry is highly fragmented. Many small, regional companies manufacture and market products which filter water, however, fewer companies market products that actually purify water. Purification provides the added benefit of devitalization or removal of viruses and bacteria. The Company believes that the superiority of its PentaPure(R) technology serves as a distinct competitive advantage over other water purification products.

At least five other U.S. companies make their own versions of iodinated resin that compete with the Company's purification media. These companies include Recovery Engineering, Inc., The Purolite Company, PuroTech, Ltd., Umpqua Research Company (through MCV Technologies International, Inc.), and Ametek, Inc. The Company believes these resins leave much higher iodine and iodide residual levels in the treated water than PentaPure(R) and, as a result, water treated with these iodinated resins has an undesirable taste and odor.

Due to the broad spectrum of product and market applications in the water filtration and purification industry, both domestically and internationally, and the breadth of the Company's product lines, there are many companies that compete with one or more of the Company's products. The largest and best known companies with whom WTC competes include NSA, Brita (USA), Inc., SweetWater, Inc., Katadyn, Recovery Engineering, Inc./PUR, Everpure, Inc., Culligan, EcoWater, US Filtration, General Ecology, Inc., Ametek, Inc., Pollenex, Amway, Cuno and Dalton Ceramics. Several of these competitors are significantly larger than the Company, but none competes directly against all of its product lines.

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

BOWMAN INDUSTRIES, INC.

Bowman Industries, Inc. ("Bowman") provides production and assembly services exclusively to the Company. The Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. The Company treats its arrangement with Bowman as an independent contractor relationship. During the years ended December 31, 1996 and 1995, the Company paid Bowman a total of $254,500 and $142,400, respectively, under this arrangement.

HYBRID TECHNOLOGIES CORP.

The Company utilizes the services of Hybrid Technologies Corp. ("Hybrid"), an independent contractor, to manufacture the PentaPure(R) resins. Certain techniques used to manufacture the PentaPure(R) resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell the PentaPure(R) resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental uses and does not compete with the Company in any of its product applications.

TAPEMARK COMPANY

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. Tapemark also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehouse and shipping. During the year ended December 31, 1996, the Company paid Tapemark a total of $74,633.


POROUS MEDIA CORPORATION

On February 4, 1997, the Company entered into a five year requirements contract with Porous Media under which the Company will purchase all of its cyst filter requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term (each such 12-month period is a year). The Company's performance under the contract is personally guaranteed by Robert Klas, Sr., subject to a $100,000 limitation on the guaranty.

                              INTELLECTUAL PROPERTY

The Company has an exclusive license from KSURF to commercialize iodinated resin processes developed by KSU scientists and patented in the U.S. and certain foreign countries. The Company's license is exclusive except for KSU's right to conduct scientific research. Under the terms of the license agreement, the Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales, and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. Royalty expenses were $75,000 for 1996 and 1995.

In November 1993, KSURF agreed to the inclusion under the license agreement of certain technology for the manufacture of two new resins developed by KSU scientists which are designed to remove residual iodine and iodide from iodinated resin-treated water and a membrane technology designed for air disinfection and other potential applications.

Although the Company recognizes that the KSURF patents may offer only limited protection, the Company believes that its long-term relationship with KSU gives the Company a competitive advantage because of its access to the expertise of KSU's scientists. The Company believes its own technical expertise, many years of iodinated resin manufacturing experience, responsiveness to marketplace demands and trade secrets developed over the years are as important to its competitiveness as patent protection.

The Company has obtained federal registration for its trademark PentaPure(R) and related logos. The Company places such trademarks on all its resin-containing products and related marketing materials, and normally requires or encourages OEMs who incorporate the PentaPure(R) in their own products to place the trademark on their packaging and marketing material. The Company believes that brand recognition of its PentaPure(R) and the superior quality and unique product applications of its resin will assist the Company in retaining customers.

                            RESEARCH AND DEVELOPMENT

The Company is committed to its long-term investment in research and development activities. The Company utilizes several independent consultants to perform, coordinate or contribute to its research and development program. These consultants include: Dr. George Marchin, an associate professor of microbiology and immunology at Kansas State University; Gerald Enoksen, a consulting chemical engineer and principal of Hybrid Technologies, Corp.; Alan Lonneman, a consulting design engineer; and Michael Kuehn, a consulting design engineer. The Company's current research and development efforts are to improve quality and lower manufacturing costs for existing products. In addition, the Company is reviewing plans to automate production lines at Bowman Industries, Inc. For 1996 and 1995, research and development expenses were $169,185 and $268,843, respectively.

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

In April 1986, the EPA issued a tentative protocol (the "1986 Protocol"), applicable to all manufacturers for the testing and certification of all microbiological water purification devices, including those offered by the Company. The 1986 Protocol requires that to be registered as a "microbiological water purifier," a device must remove, kill or deactivate all types of disease-causing microorganisms from the water, including bacteria, viruses and protozoan cysts, so as to render the processed water safe for drinking. In addition to EPA regulation, some states require registration of water treatment products.

In August 1995, after nearly two years of design, development and testing, the Company successfully met the rigorous EPA test protocols and received its registration of the PentaCell(TM) Purification Cartridge. The PentaCell(TM) is the heart of the Company's PentaPure(R) Sport Purification System and such registration enabled the product to be marketed in the U.S.

The Company is also subject to regulations with respect to the handling and disposal of elemental iodine used in manufacturing resin. While the Company believes it is in compliance with all applicable rules and regulations, there can be no assurance that more restrictive and costly requirements will not be imposed in the future.

                                    EMPLOYEES

As of March 6, 1997, the Company had 12 full time employees, consisting of two in administration, five in sales and marketing, two in finance, and three in production. In addition, the Company utilizes the services of three consultants in the areas of research and development. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                         ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 11,000 square feet of improved office and light manufacturing space at its corporate offices at 14405 21st Avenue North, Minneapolis, Minnesota 55447. Under the terms of a lease which expires in June 1997, the Company pays base rent of $6,174 per month, and also a pro rata share of real estate taxes and operating expenses. During 1996, the average total monthly rent for this space was $9,181. On March 14, 1997, the Company signed a two year extension with the option to terminate the lease after one year. The base rent will increase $240 per month effective July 1, 1997.

The Company also leases approximately 10,500 square feet of warehouse space at 14495 23rd Avenue North, Minneapolis, Minnesota 55447. Under the terms of a lease, which expires in August 1997, the Company pays base rent of $3,338 per month and a pro rata share of real estate taxes and operating expenses. During 1996, the average total monthly rent for this space was $5,384. The Company does not intend to renew or extend this lease agreement.

On February 1, 1997, the Company entered into a six month lease agreement for approximately 5,000 square feet of warehouse space in Kennedy, Minnesota. The Company pays base rent of $250 per month and also the operating expenses associated with the building.

                            ITEM 3. LEGAL PROCEEDINGS

POROUS MEDIA CORPORATION

In February 1997, the Company settled a lawsuit brought against it in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation ("Porous Media"), a former supplier of one of the Company's component parts. Under the terms of the settlement, the Company paid Porous Media $32,000 in cash and issued 25,000 shares common stock in February 1997, the cost of which was accrued in the consolidated financial statements at December 31, 1996. The Company also entered into a new 5 year requirements agreement with Porous Media.

GEORGE KALOGERSON

On or about May 26, 1994, George Kalogerson sued Water & Air Purification Corp. ("WAPCO"), alleging that WAPCO breached an employment agreement and improperly terminated him. Plaintiff's complaint seeks damages in an amount in excess of $30,000. The Company is not a party to the suit, but WAPCO has asserted that the Company has assumed any liability arising from the suit.

This matter was tried in Ramsey County District Court, sitting without a jury, on February 25, 1997. No decision has yet been rendered in this case. The Company has reserved $10,000 at December 31, 1996 in litigation expense.

                   ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

On October 29, 1996, the Company held its Annual Meeting of Shareholders. At that meeting the management slate of nominees was elected without oppositions, and the voting was as follows:

1.)    Election of Directors:

                                                                 WITHHOLD
                                          FOR                   AUTHORITY

         Robert C. Klas, Sr.            8,785,066                 9,065

         Robert C. Klas, Jr.            8,781,566                12,565

         John Clymer                    8,785,066                 9,065

         Biloine W. Young               8,785,066                 9,065

2.)   Proposal to ratify and approve the 1996 Stock Plan.

                                                                  BROKER
        FOR 8,738,719      AGAINST 38,499     ABSTAIN 13,113     NON-VOTE 3,800

3.) Proposal to ratify appointment of Deloitte & Touche LLP as independent public accountants.

                                                                 BROKER
        FOR 8,770,966      AGAINST  9,600     ABSTAIN 13,565     NON-VOTE   0


                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock traded on the National Association of Securities Dealers ("NASD") Small Cap Market from October 4, 1991 until July 14, 1994, when the Common Stock was de-listed as a result of the Company not having sufficient assets and stockholders' equity to remain eligible for continued listing. Since July 14, 1994, the Company's Common Stock has been quoted on the Over The Counter Bulletin Board ("OTC") under the listing of WTCO.

The following table sets forth the quarterly high and low bid prices for the periods indicated, as reported on the OTC Bulletin Board. The prices listed are interdealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company obtained this information from the Dow Jones News/Retrieval reporting service.

                        PERIOD                  LOW BID         HIGH BID

1995         January 1 - March 31              $ 1  3/4        $ 3  5/8
             April 1 - June 30                 $ 2  5/8        $ 4  1/2
             July 1 - September 30             $ 3  1/2        $ 5
             October 1 - December 31           $ 2  1/2        $ 3  1/2

1996         January 1 - March 31              $ 1  5/8        $ 3  1/4
             April 1 - June 30                 $ 1  3/4        $ 2  5/8
             July 1 - September 30             $ 1  1/4        $ 2  3/8
             October 1 - December 31           $ 1  1/4        $ 2  3/8
1997         January 1 - March 6               $ 1  1/16       $ 2  1/8

The Company's Common Stock was held by approximately 1,100 stockholders as of March 6, 1997.

CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

GOING CONCERN. The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,038,536 and $3,221,083, and cash used by operating activities was $2,314,394 and $2,505,922, for the years ended December 31, 1996 and 1995, respectively. In addition, as of December 31, 1996, the Company has a deficiency in working capital of $713,153 and an accumulated deficit of $12,773,620.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1996 were met principally through the issuance of common stock to its Chairman of the Board for cash and conversion of debt in March 1996 with aggregate proceeds of $3,000,000 and, in September 1996, the expansion of its credit line by $250,000.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers and international distributors, c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets, and d) continuing to evaluate and manage costs and expenses and utilize resources effectively to increase gross profit margins and reduce selling and general and administrative expenses. There is no assurance that these plans can be successfully accomplished.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

NET SALES. The Company had net sales of $2,937,196 for the year ended December 31, 1996 representing an increase of 1.9% from prior year net sales of $2,882,504. During 1996 the average selling prices of the Company's products have generally remained unchanged, therefore, the increase in sales reflects increases in the number of units sold as well as a change in product mix.

Management believes the increase in net sales is attributable to the Company's significant increase in domestic net sales as compared to international net sales. In 1996, domestic sales accounted for 31% of net sales as compared to 15% in 1995. In late 1995, the Company entered the U.S. market with the introduction of the PentaPure(R) Sport Purification System to the outdoor recreation market and, in addition, beginning in the third quarter of 1996, the Company began shipping filtration and purification systems to a major appliance manufacturer for both the domestic and international markets. The Company's largest domestic customer accounted for 8% of total net sales for 1996. The Company anticipates increasing revenues in the domestic marketplace compared to prior years.

The Company's international marketing and distribution relationships had mixed results in 1996. Ekonet Sp. z.o.o, located in Poland, continues to be the Company's largest customer with 30% of total net sales. The Company has entered into several new strategic relationships for marketing representation and distribution which the Company believes will significantly increase it's revenues from distribution through direct sales organizations in Asia.

The Company's international sales tend to consist of a limited number of high-value shipments. While the Company believes that on a general basis the positive trend in sales will continue, the Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, will, at the current sales levels, create the possibility that sales could fluctuate significantly from quarter to quarter.

To date, the Company has required all payments from customers to be in U.S. dollars. Thus, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase would be expected to affect the demand for the Company's products. To date, management believes that foreign currency exchange rate fluctuations have not had a material negative affect on the demand for the Company's products in foreign markets.

COST OF GOODS SOLD. For the years ended December 31, 1996 and 1995, the cost of goods sold was $3,141,342 and $2,875,884, representing 107.0% and 99.8% of net sales, respectively. A significant factor contributing to the Company's current high cost of goods sold relative to net sales is that the Company wrote off $463,000 and $225,000 in 1996 and 1995, respectively, for either obsolete or slow moving inventory. These write-offs represent 15.8% and 7.8% of net sales in 1996 and 1995, respectively. To reduce the effects of large inventory write-offs going forward, the Company has implemented more stringent controls in the areas of purchasing, inventory management, product development and design changes, manufacturing and quality assurance.

The Company is committed to increasing its resources in the areas of production management and quality assurance. In January 1997, the Company hired a new Director of Manufacturing who is responsible for implementing new production methods and quality assurance programs for both component suppliers and independent contract manufacturers. The Company will continue to evaluate its component costs and seek to improve the overall manufacturing processes for all product lines.

GROSS (LOSS) PROFIT. For the years ended December 31, 1996 and 1995, the Company recognized gross (loss) of ($204,146) and a gross profit of $6,620, respectively, representing (7.0%) and 0.2% of net sales. Management believes that, in addition to the items included in the above discussion of cost of goods sold and net sales, an additional factor affecting gross margin in the future will be a reduction in manufacturing overhead costs and expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1996 and 1995, selling, general and administrative expenses were $2,339,517 and $2,612,115, representing 79.7% and 90.6% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the years ended December 31, 1996 and 1995, sales and marketing expenses were $1,202,252 and $1,281,143, respectively.

As part of the Company's business development strategy, the Company has elected to invest heavily in sales and marketing activities associated with new product introductions. During 1996, the Company continued its expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses for the PentaPure(R) Sport Purification System and the PentaPure(R) InLine product lines. The Company recognizes that these expenses represent an up front cost associated with the introduction of new products to new markets. However, the Company believes that this investment is necessary to make new product introductions successful. The Company expects sales and marketing expenses to decrease in 1997 due to increased sales with OEM customers, which absorb their own sales and marketing expenses.

The Company makes extensive use of independent sales representatives in marketing its products. Management is continuing to evaluate their market penetration effectiveness and their commission rate structure. The Company anticipates implementing new agreements or discontinuing existing relationships altogether.

GENERAL AND ADMINISTRATIVE EXPENSES - For the years ended December 31, 1996 and 1995, general and administrative expenses were $1,137,265 and $1,330,972, respectively.

The decrease in general and administrative expenses from 1996 to 1995 was due to reductions in bad debt expense of $64,000 and litigation settlements and employee separation agreements of $178,000. These cost reductions were partially offset by a charge of $39,000 in 1996 related to the writedown of certain long-term assets.

RESEARCH AND DEVELOPMENT EXPENSES. For the years ended December 31, 1996 and 1995, research and development expenses were $169,185 and $268,843, respectively. While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development focus is to improve quality and lower manufacturing costs for existing products.

NET OPERATING LOSS CARRYFORWARDS. The Company has a federal net operating loss ("NOL") carryforward of approximately $11,600,000 at December 31, 1996. Utilization of approximately $5,500,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in controlling interest resulted in part from the Ecomaster/WAPCO transactions. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

1995 COMPARED TO 1994

NET SALES. The Company had net sales of $2,882,504 for the year ended December 31, 1995. These results represent increases of 207.6% and 39.0% from reported net sales of $937,127 and pro forma net sales (acquisition of WAPCO) of $2,073,142, for 1994, respectively. During 1995, the average selling prices of the Company's products have generally remained unchanged or decreased; therefore, the increase in sales reflects increases in the number of units sold.

Management believes the increase in net sales is attributable to the Company's significant investment in sales and marketing as well as recent introductions of new products.

The increase in reported net sales is also attributable, in part, to the merger transactions with Ecomaster on December 30, 1994. Because those transactions were accounted for under the purchase method of accounting, the Company's consolidated financial statements do not include any results of operations of Ecomaster or WAPCO for any period prior to December 30, 1994.

Foreign sales (including domestic sales destined for foreign markets) represented 85% and 100%, respectively, of net sales for 1995 and 1994. The Company was dependent upon two major customers for a substantial portion of its net sales in 1995. The Company's largest customer during 1995 (19% of net sales) was Ekonet Sp. z.o.o., a Polish company which sells and distributes the Company's products through network marketing organizations throughout Poland and Russia. The Company's other major customer in 1995 was Ecomaster India Private, Ltd., an independent company in India established to sell, distribute and eventually manufacture the Company's products in India.

COST OF GOODS SOLD. For the years ended December 31, 1995 and 1994, the cost of goods sold was $2,875,884 and $1,091,482, representing 99.8% and 116.5% of net sales, respectively. One of the factors contributing to the Company's current high cost of goods sold relative to sales is that the Company's three newest products, the Spring(R), PentaPure(R) Sport Purification System, and PureIt(R) which represent a significant portion of the current sales volume, have been priced to facilitate market penetration. The Company has made substantial investments in production tooling and equipment.

In addition, as a result of the December 30, 1994 merger with Ecomaster, the Company had to consolidate two similar product lines and their related inventories during 1995. During 1995, the Company recorded a charge of $225,000 against cost of goods sold, representing the adjustment necessary to reduce the carrying value of certain inventory items to estimated net realizable value.

GROSS (LOSS) PROFIT. For the year ended December 31, 1995, the Company recognized gross profit of $6,620, representing 0.2% of net sales. For the year ended December 31, 1994, the Company recognized a gross loss of ($154,355), representing (16.5%) of net sales. Management believes that in addition to the items included in the above discussion of cost of goods sold, an additional factor affecting gross margin is that the higher sales level in 1995 allowed for greater absorption of production overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1995 and 1994, selling, general and administrative expenses were $2,612,115 and $1,541,905, representing 90.6% and 164.5% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the years ended December 31, 1995 and 1994, sales and marketing expenses were $1,281,143 and $509,694, respectively.

As part of the Company's business development strategy, the Company invested heavily in sales and marketing activities associated with new product introductions. During 1994 and 1995, in connection with the introduction of the Spring(R), PentaPure(R) Sport Purification System, and PureIt(R) products, the Company significantly increased its expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses. The Company recognizes that these expenses represent an up front cost associated with the introduction of new products to new markets. However, the Company believes that such an investment is necessary if the Company's new product introductions are to be successful.

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

RESEARCH AND DEVELOPMENT EXPENSES. For the years ended December 31, 1995 and 1994, research and development expenses were $268,843 and $365,676, respectively. The high level of research and development expense in 1994 was due, in part, to the substantial costs associated with the development and testing of the Spring(R), PentaPure(R) Sport Purification System and PureIt(R). While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development focus is to improve quality and lower manufacturing costs for existing products. The Company is also designing and developing new products in connection with OEM and private label arrangements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $713,153 compared with a working capital deficit of $213,023 as of December 31, 1995. During 1996, the Company used its cash balances, accounts receivable collections, bank line of credit and trade accounts payable as sources of capital to fund its operations. On March 22, 1996, the Company issued to its Chairman 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995; b) $900,000 of cash; and, c) a $900,000 noninterest-bearing promissory note which was paid in equal monthly installments in April, May and June of 1996. This investment by the Chairman had the result of increasing working capital by $1,300,000 and $900,000 in the first and second quarters, respectively.

For the year ended December 31, 1996 cash increased $19,835 primarily due to $2,339,680 from financing activities essentially offset by cash used in operations of $2,314,394. Significant cash uses by operations included a decrease in accounts payable of $279,929 and an increase in inventory, exclusive of the provision for obsolete inventory, of $269,352, offset by a decrease in accounts receivable of $155,764 and an increase in accrued expenses of $268,866. Net cash used in investing activities consisted of purchases of property and equipment of $152,357 less applications of restricted cash of $146,906. Net cash provided by financing activities resulted primarily in issuance of common stock of $900,000, cash advances and collection of promissory notes of $1,300,000 from the Chairman, and a $250,000 expansion of the bank line of credit, offset by payments to an affiliated company of $100,000 and payments on long-term debt of $10,320.

For the year ended December 31, 1995 cash decreased $638,149 primarily due to cash used in operations of $2,505,922. Significant cash uses by operations included an increase in accounts receivable of $467,878, offset by increases in accounts payable and accrued expenses of $272,151 and $392,720, respectively. Net cash used in investing activities consisted primarily of purchases of property and equipment of $281,277, offset by applications of restricted cash of $123,571 and net cash provided by financing activities consisted of $1,950,000 net proceeds from loans by the Chairman and affiliated entities and $82,000 proceeds from bank lines of credit.

The Company estimates that it will have working capital needs of approximately $1-2 million during 1997 to fund its operations and continue market introduction of the Pentapure(R) Sport Purification System and the PureIt(R) InLine product line. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. The Company does not anticipate that it will have significant capital expenditures in 1997.

The Company maintains a $750,000 bank line of credit which is unsecured by the Company, but has been guaranteed by the Chairman of the Board. Unless it is extended or renewed, the line of credit will expire on May 31, 1997. If the line of credit expires, and the Company is required to pay off the $750,000 balance, the Company's liquidity will be adversely affected.

The Company's plan of operations over the next 12 months is to increase sales and further develop its domestic and international markets. In the U.S. market, the Company's efforts will be to expand its OEM customer base and its sales of the PureIt(R) InLine point-of-use systems and increase sales of the Pentapure(R) Sport Purification Bottle to niche markets such as outdoor recreation, military, and emergency relief. In international markets, the Company will continue to develop new marketing and distribution channels and will attempt to increase sales of all products through existing channels.

The Company is also evaluating its available options to raise capital. These options include, but are not limited to, private placements of debt or equity securities to accredited investors, registered offerings of the Company's common stock and strategic partnership or joint venture arrangements. There is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company's efforts to raise additional capital are not successful, the Company's operations may be negatively impacted.

EFFECTS OF INFLATION

The Company believes that, during the periods discussed above, inflation has not had a material impact on the Company's business.


ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are set forth on pages 28 through 45 of the Form 10-KSB:

                                                                         PAGE

Independent Auditors' Report                                              28

Consolidated Balance Sheets as of December 31, 1996 and 1995              29

Consolidated Statements of Operations for the Years Ended
   December 31, 1996 and 1995                                             30

Consolidated Statements of Stockholders' Deficit for the
   Years Ended December 31, 1996 and 1995                                 31

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996 and 1995                                             32

Notes to Consolidated Financial Statements for the Years Ended
   December 31, 1996 and 1995                                             33




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WTC Industries, Inc.
Plymouth, Minnesota

We have audited the accompanying consolidated balance sheets of WTC Industries, Inc. (WTC) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of WTC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTC as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that WTC will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, WTC's recurring losses from operations, deficiency in working capital, and net stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           Deloitte & Touche LLP

Minneapolis, Minnesota
March 17, 1997
(March 26, 1997 as to the third paragraph of Note 16)






WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                                  1996              1995
                                                                              ------------      ------------
ASSETS (NOTE 5)

CURRENT ASSETS:
   Cash                                                                       $     53,324      $     33,489
   Accounts receivable, net of allowance for doubtful accounts
     of $19,000 and $149,000                                                       632,011           787,775
   Inventories (Notes 3 and 15)                                                    651,895           845,543
   Prepaid expenses and other                                                       31,651            63,062
                                                                              ------------      ------------
         Total current assets                                                    1,368,881         1,729,869

PROPERTY AND EQUIPMENT, net (Note 4)                                               387,987           513,040

OTHER ASSETS:
   Restricted cash (Note 6)                                                         86,823           233,729
   Loan acquisition costs, less amortization of $36,739 and $19,614                 41,386            58,511
   Patents and trademarks, net of accumulated amortization of
     $95,492 and $36,678 (Note 2)                                                    2,522            61,335
   Other                                                                            13,613            14,647
                                                                              ------------      ------------
                                                                                   144,344           368,222
                                                                              ------------      ------------
                                                                              $  1,901,212      $  2,611,131
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable and current maturities of long-term obligations (Note 5)     $    945,716      $    608,904
   Accounts payable                                                                624,045           903,974
   Salaries and commissions                                                         81,379           209,623
   Accrued expenses                                                                430,894           220,391
                                                                              ------------      ------------
         Total current liabilities                                               2,082,034         1,942,892

LONG-TERM OBLIGATIONS, net of current maturities (Notes 5 and 6)                 1,463,941         1,474,466

COMMITMENTS AND CONTINGENCIES (Notes 7, 9 and 14)

INDEBTEDNESS REFINANCED IN MARCH 1996 (Note 5)                                                       800,000

STOCKHOLDERS' DEFICIT (Notes 6, 7 and 8):
   Preferred stock                                                                                     6,800
   Common stock                                                                    106,917            82,898
   Additional paid-in capital                                                   11,021,940         8,039,159
   Accumulated deficit                                                         (12,773,620)       (9,735,084)
                                                                              ------------      ------------
                                                                                (1,644,763)       (1,606,227)
                                                                              ------------      ------------
                                                                              $  1,901,212      $  2,611,131
                                                                              ============      ============



See notes to consolidated financial statements


WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                          1996              1995
                                                      ------------      ------------
NET SALES (Note 13)                                   $  2,937,196      $  2,882,504

COST OF GOODS SOLD (Note 15)                             3,141,342         2,875,884
                                                      ------------      ------------

GROSS (LOSS) PROFIT                                       (204,146)            6,620

EXPENSES:
   Selling, general, and administrative (Note 12)        2,339,517         2,612,115
   Research and development                                169,185           268,843
                                                      ------------      ------------
                                                         2,508,702         2,880,958
                                                      ------------      ------------

LOSS FROM OPERATIONS                                    (2,712,848)       (2,874,338)

OTHER INCOME (EXPENSE):
   Interest income                                           2,547             5,153
   Interest expense                                       (244,771)         (336,312)
   Other                                                   (83,464)          (15,586)
                                                      ------------      ------------
                                                          (325,688)         (346,745)
                                                      ------------      ------------

NET LOSS                                              $ (3,038,536)     $ (3,221,083)
                                                      ============      ============

NET LOSS PER COMMON SHARE                             $      (0.30)     $      (0.46)
                                                      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          10,153,000         7,025,000
                                                      ============      ============


See notes to consolidated financial statements.



WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                             PREFERRED STOCK                COMMON STOCK
                                             ---------------                ------------
                                          SHARES         AMOUNT        SHARES         AMOUNT
                                         ----------    ---------    -----------   ------------
BALANCE AT DECEMBER 31, 1994                  6,800    $   6,800      6,443,055   $     64,431

   Issuance of common stock on
     assumption of debt and
     conversion of director loan
     (Note 5)                                                         1,646,718         16,467
   Issuance of common stock on
     conversion of notes payable to
     affiliated entity                                                  200,000          2,000
   Net loss
                                         ----------    ---------    -----------   ------------

BALANCE AT DECEMBER 31, 1995                  6,800        6,800      8,289,773         82,898

   Issuance of common stock on
     conversion of debt and  receipt of
     cash and promissory note to
     Chairman of the Board (Note 5)                                   2,400,000         24,000

   Conversion of preferred stock into
     common stock (Note 7)                   (6,800)      (6,800)         1,925             19
   Net loss
                                         ----------    ---------    -----------   ------------

BALANCE AT DECEMBER 31, 1996                    -       $    -       10,691,698   $    106,917
                                         ==========    =========    ===========   ============



(WIDE TABLE CONTINUED FROM ABOVE)

                                            ADDITIONAL                       TOTAL
                                             PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                             CAPITAL        DEFICIT         DEFICIT
                                          ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1994             $  5,749,227   $ (6,514,001)   $   (693,543)

   Issuance of common stock on
     assumption of debt and
     conversion of director loan
     (Note 5)                               2,041,932                      2,058,399
   Issuance of common stock on
     conversion of notes payable to
     affiliated entity                        248,000                        250,000
   Net loss                                               (3,221,083)     (3,221,083)
                                         ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1995                8,039,159     (9,735,084)     (1,606,227)

   Issuance of common stock on
     conversion of debt and  receipt of
     cash and promissory note to
     Chairman of the Board (Note 5)         2,976,000                      3,000,000

   Conversion of preferred stock into
     common stock (Note 7)                      6,781
   Net loss                                               (3,038,536)     (3,038,536)
                                         ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1996             $ 11,021,940   $(12,773,620)   $ (1,644,763)
                                         ============   ============    ============




See notes to consolidated financial statements.





WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                      1996          1995
                                                                   ----------     ----------
OPERATING ACTIVITIES:
   Net loss                                                       $(3,038,536)   $(3,221,083)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
     Depreciation                                                     211,042        210,616
     Amortization                                                      75,938         38,578
     Provision for obsolete inventory                                 463,000        225,000
     Loss on sale of fixed assets                                      66,368         28,500
     Changes in operating assets and liabilities:
       Accounts receivable                                            155,764       (467,878)
       Inventories                                                   (269,352)         2,288
       Prepaid expenses and other                                      32,445         13,186
       Accounts payable                                              (279,929)       272,151
       Accrued expenses                                               268,866        392,720
                                                                   ----------     ----------
           Net cash used in operating activities                   (2,314,394)    (2,505,922)

INVESTING ACTIVITIES:
   Restricted cash                                                    146,906        123,571
   Purchases of property and equipment                               (152,357)      (281,277)
   Proceeds from sale of fixed assets                                                  1,500
                                                                   ----------     ----------
           Net cash used in investing activities                       (5,451)      (156,206)

FINANCING ACTIVITIES:
   Proceeds of loans from director/stockholder                        400,000      1,800,000
   Proceeds from collection of promissory note                        900,000
   Proceeds of loan from affiliated entity                                           250,000
   Payments on loan from director/stockholder                                       (100,000)
   Payments on loan from affiliated entity`                          (100,000)
   Payments on long-term obligations                                  (10,320)        (8,021)
   Borrowings under bank line of credit                               250,000         82,000
   Proceeds from sale of common stock                                 900,000
                                                                   ----------     ----------
           Net cash provided by financing activities                2,339,680      2,023,979
                                                                   ----------     ----------

NET INCREASE (DECREASE) IN CASH                                        19,835       (638,149)

CASH AT BEGINNING OF YEAR                                              33,489        671,638
                                                                   ----------     ----------

CASH AT END OF YEAR                                                $   53,324     $   33,489
                                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash paid during the year for interest                          $  270,021     $  233,005

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
   Common stock issued on conversion of long-term
     debt and accrued interest                                      1,200,000      2,308,399
   Common stock issued in exchange for promissory note                900,000
   Amounts due to Former CEO refinanced to long-term debt from
     accrued expenses                                                 186,607
   Conversion of preferred stock to common stock                        6,800
   Capital lease incurred to acquire equipment                                        28,052


See notes to consolidated financial statements.



WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995

1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

        BUSINESS - WTC Industries, Inc. (WTC), formerly Water Technologies Corporation, was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). The majority of the Company's sales have been to foreign customers or to customers in the United States who ultimately resold the products to foreign customers (see Note 13).

        GOING CONCERN - The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,038,536 and $3,221,083, and cash used by operating activities was $2,314,394 and $2,505,922 for the years ended December 31, 1996 and 1995, respectively. In addition, as of December 31, 1996, the Company had a deficiency in working capital of $713,153 and an accumulated deficit of $12,773,620.

        These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1996 were met principally through the issuance of common stock to the Chairman of the Board for cash and conversion of debt, aggregating $3,000,000, and an additional $250,000 of net borrowings under the Company's line of credit. Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: (a) raising additional capital through private or public placements of debt or equity securities or through other sources; (b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers and international distributors; (c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets; and (d) continuing to evaluate and manage costs and expenses and utilize resources effectively to increase gross profit margins and reduce selling and general and administrative expenses as a percentage of net sales. There is no assurance that these plans can be successfully accomplished.

        The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of WTC and its wholly owned subsidiaries, Water Pollution Control Systems, Inc. and WTC/Ecomaster Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

        INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

        PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line and double-declining balance bases over estimated useful lives of three to seven years for equipment and over the lease term for leasehold improvements.

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

        IMPAIRMENT OF LONG-LIVED ASSETS - The Company continually evaluates the carrying value of trademarks, patents and other long-lived assets on an ongoing basis, based on a number of factors, including operating results, business plans, budgets, and economic projections. In addition, the Company's evaluation considers nonfinancial data such as continuity of personnel, changes in the operating environment, competitive information, market trends, and business relationships. Based on this evaluation, patents with a net book value of $39,311 were written off and are included in amortization expense during 1996.

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

        ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, management estimates that the carrying value of long-term debt approximates fair value due to the variable interest feature of the debt. The carrying value of all other financial instruments approximate fair value due to the short-term nature of the instruments.

3.      INVENTORIES

        Inventories consisted of the following at December 31:

                                                      1996            1995

        Raw materials                              $   459,724    $   473,960
        Work-in-process                                 33,408         16,424
        Finished goods                                 158,763        355,159
                                                   -----------    -----------
                                                   $   651,895    $   845,543
                                                   ===========    ===========
4.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

                                                       1996           1995

        Office equipment                            $   272,598   $   255,502
        Machinery and equipment                         540,583       561,198
        Leasehold improvements                           54,363        98,895
        Art                                              19,825        19,825
                                                    -----------   -----------
                                                        887,369       935,420
        Less accumulated depreciation                   499,382       422,380
                                                    -----------   -----------

                                                    $   387,987   $   513,040
                                                    ===========   ===========

        Property and equipment at December 31, 1996 and 1995 includes $47,046 of equipment under capitalized leases and $25,510 and $16,101, respectively, of related accumulated amortization. Amortization of the capital lease property has been included in depreciation expense.


5.      NOTES PAYABLE AND LONG-TERM OBLIGATIONS

        Notes payable and long-term obligations consisted of the following at December 31:

                                                                          INTEREST
                               DESCRIPTION                                  RATE             1996             1995
        Bank line of credit, maximum available borrowings of
        $750,000.  Line of credit expires May 31, 1997, is
        unsecured, and is guaranteed by the Chairman.                         Prime          $750,000

        Bank line of credit, maximum available borrowings of                  Prime
        $500,000.  Line of credit expired May 31, 1996.                       +1.5%                            $500,000

        Note payable to Former CEO.                                           None            186,607

        Demand note payable to company affiliated with the
        Former CEO.                                                           10.5%                             100,000

        Notes payable from private placement.  Interest due                   Prime
        quarterly, principal due May 31, 1999 (see Note 6).                    +2%          1,450,000         1,450,000

        Capital leases                                                                         23,050            33,370
                                                                                        -------------    --------------
                                                                                            2,409,657         2,083,370
        Less current maturities                                                               945,716           608,904
                                                                                        -------------    --------------
                                                                                        $   1,463,941    $    1,474,466
                                                                                        =============    ==============



        The prime interest rate was 8.25% at December 31, 1996.

        Maturities of long-term obligations at December 31, 1996 are as follows for the years ending December 31:

        1997                                          $     945,716
        1998                                                  5,809
        1999                                              1,456,872
        2000                                                  1,260
                                                      -------------
                                                      $   2,409,657
                                                      =============

        During 1996, the Company entered into an agreement with its former chief executive officer (the Former CEO) whereby payment of $159,961 included in current liabilities at December 31, 1995 as well as $26,646 incurred in 1996 was refinanced to a note payable due March 31, 1997. No interest has been accrued or will be paid on these amounts.

        In addition to the notes payable and long-term obligations set forth above, during 1995, the Chairman of the Board advanced $1,800,000 to the Company, $900,000 of which was converted to common stock in August 1995 and $100,000 of which was repaid. The remaining $800,000, and an additional $400,000 borrowed by the Company in 1996, were converted to common stock in 1996. As a result, the $800,000 outstanding at December 31, 1995 is included in long-term liabilities at December 31, 1995 (see
        Note 7).

6.      PRIVATE PLACEMENT

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

7.      COMMON AND PREFERRED STOCK

        COMMON STOCK - At December 31, 1996 and 1995, the Company had 20,000,000 and 10,000,000 shares of $.01 par value common stock authorized, respectively, and 10,691,698 and 8,289,773 shares, respectively, issued and outstanding.

        During 1996, the Company issued to the Chairman of the Board 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt, ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note payable in equal monthly installments in April, May, and June of 1996.

        Also in 1996, the Chairman of the Board acquired 1,600,000 shares of restricted common stock from the Former CEO in a private transaction. After these transactions, the Chairman owns more than 50% of the outstanding stock of the Company.

        During 1995, upon conversion of a $250,000 note payable, the Company issued 200,000 shares of common stock to an affiliate of a company whose Chairman of the Board is also the Company's Chairman of the Board.

        During 1995, the Chairman of the Board of the Company converted debt aggregating $958,339 into 766,718 shares of the Company's common stock. Also in 1995, the Chairman of the Board assumed $1,100,000 of Company debt in exchange for 880,000 shares of common stock.

        The value used for these 1996 and 1995 transactions was determined, in part, based upon fairness opinions obtained from an independent securities firm.

        PREFERRED STOCK - At December 31, 1996 and 1995, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 0 and 6,800 shares issued and outstanding, respectively. At December 31, 1995, each of the shareholders holding preferred shares had agreed to waive all accrued but unpaid dividends and convert their preferred shares into a total of 1,925 shares of common stock. As a result, the Company had not accrued dividends on its preferred stock subsequent to December 31, 1994. The conversion occurred in 1996.

8.      STOCK OPTIONS AND WARRANTS

        INCENTIVE STOCK OPTION PLAN - An Incentive Stock Option Plan (ISOP) was approved on March 31, 1990 which reserved 500,000 shares of common stock for issuance under this plan. As of December 31, 1996, options to purchase 250 shares were outstanding and options to purchase 499,750 shares were available to be granted. The outstanding options are currently exercisable at $7.00 per share and expire in March 1997.

        NON-QUALIFIED STOCK OPTION PLAN - During 1994, the Company adopted the 1994 Non-qualified Stock Option Plan (the 1994 Plan). The purpose of the 1994 Plan is to advance the interests of the Company and its stockholders by enhancing the Company's ability to attract and retain qualified persons to perform services for the Company. The maximum number of shares of common stock authorized and reserved for issuance under the 1994 Plan is 1,500,000 shares. Eligible recipients under the 1994 Plan include all employees of the Company, including officers and directors who work for the Company, directors who are not employed by the Company (Outside Directors), and consultants and independent contractors of the Company. Options canceled or lapsed will be available for subsequent grants under the 1994 Plan.

        During 1994, options to purchase 700,000 shares of common stock were issued to five employees of the Company, including 250,000 issued to the previous Chairman of the Company's Board of Directors. During 1995, options to purchase 100,000 of the previous Chairman's 250,000 shares were canceled upon his resignation as Chairman. Of the 700,000 options, 300,000 were issued at an option price of $1.00 per share and were immediately exercisable and 400,000 were issued at an option price of $.50 per share and are exercisable based on certain accrual and vesting requirements, some of which are subject to the Company obtaining cumulative income before income taxes for 1995 and 1996 equal to or in excess of $1,000,000. Because certain of the options granted under the 1994 Plan contain performance criteria, compensation cost will be determined at the time the performance criteria are met based on the fair value of the common stock on that date and the option exercise price. On December 31, 1996, 110,000 options were canceled as the Company did not reach the required level of net income.

        1996 QUALIFIED STOCK OPTION PLAN - During 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan). The purpose of the 1996 Plan is to enable the Company and its subsidiaries to retain and attract directors, executives, other employees, and consultants who contribute to the Company's success by their ability, ingenuity and industry, and to enable such individuals to participate in the long-term success and growth of the Company by giving them a proprietary interest in the Company. The 1996 Plan authorizes the granting of incentive stock options, non-qualified stock options and restricted stock awards. The maximum number of shares of common stock reserved and available for stock options and restricted stock awards under the 1996 Plan is 500,000 shares (subject to possible adjustment in the event of stock splits or other similar changes in the common stock). Shares of common stock covered by expired or terminated stock options, or forfeited shares of restricted stock, may be used for subsequent grants under the 1996 Plan.

        In accordance with the provisions of the 1996 Plan, Outside Directors are entitled to receive an annual grant of options to purchase $10,000 worth of common stock at the fair market value of such stock on the date of grant but in no event more than 5,000 shares per Outside Director per grant. These options will vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the director ceases to be a member of the Board of Directors. As of December 31, 1996, 10,000 options have been issued to Outside Directors under the 1996 Plan.

        A summary of the stock option transactions under these plans during the two-year period ended December 31, 1996 is as follows:


                                                                                                         WEIGHTED
                                     INCENTIVE                                                            AVERAGE
                                   STOCK OPTION          1994            1996                            EXERCISE
                                       PLAN              PLAN            PLAN             TOTAL            PRICE
        Options outstanding at
             December 31, 1994            250            700,000                          700,250            $0.72

        Granted                                           90,000                           90,000             3.42
        Canceled                                        (200,000)                        (200,000)            0.50
                                     --------        -----------      -----------     -----------          -------
        Options outstanding at
             December 31, 1995            250            590,000                          590,250            $1.20

        Granted                                                            10,000          10,000             1.75
        Canceled                                        (200,000)                        (200,000)            1.81
                                     --------        -----------      -----------     -----------          -------
        Options outstanding at
             December 31, 1996            250            390,000           10,000         400,250            $0.93
                                     ========        ===========      ===========     ===========          =======


        Options exercisable at
             December 31, 1995            250            200,000                          200,250            $0.88
                                     ========        ===========      ===========     ===========          =======

        Options exercisable at
             December 31, 1996            250            370,000           10,000         380,250            $0.93
                                     ========        ===========      ===========     ===========          =======



        Options outstanding and exercisable by price range as of December 31, 1996:

                                                        WEIGHTED
                                                         AVERAGE         WEIGHTED                           WEIGHTED
                                                        REMAINING         AVERAGE                            AVERAGE
           RANGE OF EXERCISE           NUMBER          CONTRACTUAL       EXERCISE           NUMBER          EXERCISE
                PRICES               OUTSTANDING          LIFE             PRICE          EXERCISABLE         PRICE
        $0.50 - $1.75                   400,000              6.1          $  0.88           380,000          $  0.91
        $7.00                               250              0.2             7.00               250             7.00
                                      ---------         --------          -------         ---------          --------
                                        400,250              6.1          $  0.92           380,250          $  0.93
                                      =========         ========          =======         =========          =======



        The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plans. No compensation cost has been recognized for options issued under the Plans because the exercise price of all options was at least equal to the fair value of the common stock on the measurement date. Had compensation cost for the Company's stock option plan issued to certain directors been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the effect on the Company's net loss and loss per share would have been immaterial.

        OPTIONS FOR SERVICES - At December 31, 1996 and 1995, 20,000 options at an exercise price of $2.50 per share were issued and outstanding to an unrelated company for services provided. The options are currently exercisable and will expire in 2001. The Company has reserved 30,000 shares of common stock for issuance under this agreement.

        STOCK WARRANTS - In connection with the conversion of debt and issuance of common stock to the Chairman of the Board (Note 7), the Company issued a warrant to purchase 2,400,00 shares of common stock at an exercise price of $2.00 per share on or before May 22, 2001.

        At December 31, 1996, warrants to purchase an aggregate of 145,000 shares of the Company's common stock, issued in connection with the private placement offering in 1994, are outstanding and are exercisable at $2.00 per share on or before May 31, 1997.

        A summary of stock warrant transactions during the two-year period ended December 31, 1996 is as follows:

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                       NUMBER             EXERCISE
                                                                      OF SHARES        PRICE PER SHARE

        Warrants outstanding at December 31, 1994 and 1995                328,861          $    3.83

          Granted                                                       2,400,000               2.00
          Canceled                                                       (183,861)              5.27
                                                                    -------------

        Warrants outstanding at December 31, 1996                       2,545,000          $    2.00
                                                                    =============


9.      LITIGATION SETTLEMENTS

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

        AMERICAN PRODUCT SALES - In March 1996, the Company settled a legal action which had been filed on September 20, 1995 in Federal District Court, Northern District of California, by American Product Sales, a division of S. J. Battery X-Change, Inc. Under the terms of the settlement, the Company paid the plaintiff $30,000, which was accrued in the consolidated financial statements at December 31, 1995.

        EBCO MANUFACTURING COMPANY - In August 1996, the Company settled a legal action brought against it in the United States District Court by EBCO Manufacturing. Under the terms of the settlement, the Company will cease manufacturing products bearing the name and mark Oasis as of December 31, 1996. The Company will have until July 31, 1997 to liquidate any inventory of Oasis products manufactured on or before December 31, 1996. There were no other compensatory damages due either party.

10.     INCOME TAXES

        No provision for income taxes has been recorded for the years ended December 31, 1996 and 1995 as the Company incurred losses and it is uncertain whether the Company will realize any benefit from these losses.

        The Company has a federal net operating loss (NOL) carryforward of approximately $11,600,000 at December 31, 1996. Utilization of approximately $5,500,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

        A summary of the Company's deferred taxes at December 31 is as follows:

                                                        1996           1995
                                                  --------------  -------------
        Current assets:
          Inventory obsolescence reserve          $      142,000  $     149,000
          Allowance for doubtful accounts                  8,000         52,000
          Warranty reserve                                39,000         26,000
          Litigation reserve                               4,000         11,000
          Compensation and employee benefits             100,000          8,000
                                                  --------------  -------------
                                                         293,000        246,000
          Less valuation reserve                        (293,000)      (246,000)
                                                  --------------  -------------
                                                  $           -   $          -
                                                  ==============  =============

        Noncurrent assets:
          NOL carryforwards                       $    2,451,000  $   1,179,000
          Less valuation reserve                      (2,451,000)    (1,179,000)
                                                  --------------  -------------
                                                  $           -   $          -
                                                  ==============  =============


11.     RELATED-PARTY TRANSACTIONS

        In addition to the transactions between the Company and the Chairman of the Board and an affiliated entity discussed in Notes 1 and 7, during 1995 and 1996, the brother-in-law of the Former CEO served as an independent sales representative for the Company's products in certain countries in Europe and the Middle East. Approximately $97,000 and $102,000 was charged to operations in 1996 and 1995, respectively. During 1996, the Company modified the terms of the agreement to a basis similar to the Company's other independent sales representatives.

12.     LICENSE AGREEMENT

        The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company's products contain iodinated resins which were developed by Kansas State University and patented by KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $75,000 for the years ended December 31, 1996 and 1995.

13.     FOREIGN SALES AND SIGNIFICANT CUSTOMERS

        The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 1996 and 1995 were approximately as follows:

                                                1996            1995

        Domestic sales                      $     915,000   $    436,000
        Foreign sales:
           Europe/Africa/Middle East              966,000        785,000
           Asia                                   809,000      1,058,000
           Other                                  247,000        604,000
                                            -------------   ------------

           Net sales                        $   2,937,000   $  2,883,000
                                            =============   ============

        During the year ended December 31, 1996, one customer accounted for approximately 30% of net sales. During the year ended December 31, 1995, the same customer accounted for approximately 19% of net sales and one other customer accounted for 15%.

14.     COMMITMENTS AND CONTINGENCIES

        OPERATING LEASES - The Company leases an office and manufacturing facility, a warehouse, and certain office equipment under noncancelable operating leases. Future minimum lease payments, excluding allocable operating costs, due under these operating leases are as follows for the years ending December 31:

        1997                                                $  117,000
        1998                                                    67,000
        1999                                                     1,000
                                                            ----------
                                                            $  185,000
                                                            ==========

        Rent expense under all operating leases was approximately $199,000 and $153,000 for the years ended December 31, 1996 and 1995, respectively.

        In February 1997, the Company settled a lawsuit brought against it in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation (Porous Media), a supplier of one of the Company's component parts. Under the terms of the settlement, the Company paid Porous Media $32,000 in cash and issued 25,000 shares common stock in February 1997, both of which were accrued in the consolidated financial statements at December 31, 1996.

15.     ARRANGEMENTS WITH SUPPLIERS

        BOWMAN INDUSTRIES, INC. - Bowman Industries, Inc. (Bowman) provides production and assembly services exclusively to the Company. The Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. The Company treats its arrangement with Bowman as an independent contractor relationship. During the year ended December 31, 1996 and 1995, the Company paid Bowman a total of $254,500 and $142,400, respectively, under this arrangement.

        HYBRID TECHNOLOGIES CORP. - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.

        TAPEMARK COMPANY - Tapemark Company (Tapemark), of West St. Paul, Minnesota, provides assembly and related support services to the Company for certain customers and point-of-use systems. The Company's chairman and largest stockholder, is the CEO and Chairman of the Board for Tapemark. Tapemark, also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehousing and shipping. During the year ended December 31, 1996, the Company paid Tapemark a total of $74,633 for these services. No services were provided in 1995.

16.     SUBSEQUENT EVENTS

        On January 14, 1997, the Company borrowed $250,000 from a Company affiliated with the Chairman. The loan matures on April 30, 1997 and accrues interest at a rate of prime plus 2%.

        On February 4, 1997, the Company entered into a five-year requirement contract with Porous Media under which the Company will purchase all of its cyst filters requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System (Systems). The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by the Company's Chairman, subject to a $100,000 limitation on the guaranty.

        On March 26, 1997, the Company entered into an agreement to borrow $250,000 from a Company affiliated with the Chairman. The loan matures on June 30, 1997 and accrues interest at a rate of prime plus 2%.





              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

NAME                    AGE             POSITION

Robert C. Klas, Sr.     69     Chairman of the Board, Director and
                                         Chief Executive Officer
David M. Botts          34     Chief Operating Officer

Gregory P. Jensen       36     Chief Financial Officer, Secretary and Treasurer

Biloine W. Young        70     Director

John A. Clymer          48     Director

Robert C. Klas, Jr.     43     Director


All directors have been elected to serve until the next annual election of directors (to occur in 1997 at the annual meeting of the shareholders), or until their earlier resignation or removal. Officers serve at the pleasure of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the securities Act of 1934 requires the Company's directors and executive officers, and holders of more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. These persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4, and 5.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following filings were not made, or not made on a timely basis, by the persons referred to above: (1) Mr. Klas, Sr. did not file a Form 3 in 1992 concerning his election as a director, one Form 5 in 1993 to report two transactions, one Form 5 in 1994 to report seven transactions, and one Form 5 in 1995 to report three transactions (these reports were filed in 1996); (2) Mr. Magnusson has not filed any Forms 3, 4 and 5 to report his election as an executive officer or for any transactions; (3) Mr. Botts did not file a Form 3 in 1991 concerning his election as an officer, one Form 5 in 1991 to report one transaction, one Form 5 in 1993 to report one transaction (these reports were filed in 1996); (4) Mr. Clymer did not file one Form 3 and two Forms 4 to report four transactions occurring in 1994 (these reports were filed in 1996); and (5) Ms. Young did not file one Form 3 to report her election as a director in 1994 (this report was filed in 1996).

                                   MANAGEMENT

ROBERT C. KLAS, SR., CHAIRMAN OF THE BOARD, DIRECTOR AND CHIEF EXECUTIVE OFFICER. Mr. Klas is a director and the current Chairman of the Board and Chief Executive Officer of the Company. Mr. Klas became a director of the Company in 1994 and has served as the Chairman since January 1995. Effective April 13, 1996, Mr. Klas assumed the additional position of Chief Executive Officer.

For the past forty years, Mr. Klas has been the owner, Chairman of the Board and Chief Executive Officer of Tapemark Company, a $50 million converting and manufacturing company, specializing in narrow web flexographic printing, lamenating and precision die-cutting. Tapemark has twice received the award as the best managed company in its industry. In 1994, Mr. Klas was given his industry's highest executive award. Mr. Klas also serves as a director of Signal Bank in West St. Paul located in West St. Paul, Minnesota. Mr. Klas is the father of Robert C. Klas, Jr. who is also a director and President of the Company.

DAVID M. BOTTS, CHIEF OPERATING OFFICER. Mr. Botts has been with the Company since 1988 and has served as Executive Vice President, Vice President of Sales, Vice President of Operations, General Manager, and in his current position as Chief Operating Officer. Mr. Botts has been certified as a Water Specialist Level 3 by the Water Quality Association.

GREGORY P. JENSEN, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Mr. Jensen has been with the Company since July 8, 1996 and serves as the Company's Chief Financial Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Jensen was the Chief Financial Officer of Envirostaff, Inc. of Burnsville, Minnesota from 1994 to 1996. From 1988 to 1994 he was employed by ABC Bus Companies, Inc., lastly as Vice President of Finance and Administration.

BILOINE W. YOUNG, DIRECTOR. Ms. Young retired as the President of Old Mexico Shop, Inc. located in St. Paul, Minnesota where she had been employed for 22 years. Ms. Young has served as a director of the Company since July 1994.

JOHN A. CLYMER, DIRECTOR. Mr. Clymer is the President and Chief Investment Officer of Resource Capital Advisors, the asset management subsidiary of Resource Trust Company, a privately owned Minneapolis-based financial services provider. Prior to joining Resource Capital Advisors in 1994, Mr. Clymer was employed by Minnesota Mutual Life Insurance Company for 22 years, and served as President from 1991 through 1994. Mr. Clymer has served as a director of the Company since July 1994.

ROBERT C. KLAS, JR., DIRECTOR. Mr. Klas became a director of the Company on July 30, 1996. For more than the last five years Mr. Klas, Jr. has been the President of the Tapemark Company. Mr. Klas, Jr. is the son of Robert Klas, Sr. who also is a director.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table shows for the Company's last two fiscal years the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and each of the other executive officers whose cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION            LONG TERM COMPENSATION
NAME AND                       YEAR      SALARY        BONUS       OTHER     (SECURITIES UNDERLYING        ALL OTHER
PRINCIPAL POSITION                                                                  OPTIONS)             COMPENSATION

Robert C. Klas Sr.  (1)        1996           --          --         --                --                     --
Chief Executive Officer        1995           --          --         --                --                     --

Jan H. Magnusson   (1)         1996    $   21,000    $    --     $ 1,650               --                     --
Chief Executive Officer        1995    $   84,000    $    --     $ 6,600               --                     --

David M. Botts                 1996    $  121,036    $    --     $   --                --                     --
Chief Operating Officer        1995    $   75,000    $    --     $   --                --                     --



(1) Mr. Klas, Sr. was elected as the Company's Chief Executive Officer on April 13, 1996. The Company has not paid a salary, bonus or other annual compensation to Mr. Klas, Sr.

(2) Mr. Magnusson served as the Company's Chief Executive Officer from January 9, 1995 until April 12, 1996. Of the total 1996 salary shown above, $22,650 was accrued at December 31, 1996 and will be paid in 1997. Of the total 1995 salary shown, $73,350 was accrued as of December 31, 1995. Of this amount, $37,039 was paid in 1996 and $36,311 will be paid in 1997.

No stock options were granted to the Named Executive Officers in fiscal year 1996 and none of the Executive Officers exercised any options during 1996. The following table sets forth information with respect to the Named Executives concerning the options held as of December 31, 1996:


                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
           NAME                SHARES ACQUIRED         VALUE              AT FY-END (#)                    FY-END ($)
                                 ON EXERCISE         REALIZED              EXERCISABLE/                   EXERCISABLE/
                                     (#)                ($)               UNEXERCISABLE                   UNEXERCISABLE

   David M. Botts                     --                --                40,000/20,000                  $62,500/$31,250

   Robert C. Klas, Sr.                --                 --                     0/0                            0/0

   Jan H. Magnusson                   --                 --                     0/0                            0/0



EMPLOYMENT AGREEMENTS

The Company has entered into an Employment Agreement with David M. Botts, the Company's Chief Operating Officer. Mr. Botts' Employment Agreement with the Company is for a period of three years, commencing April 1, 1994, and subject to termination with or without cause, including failure of the Company to achieve certain sales targets in each of the three years of the term of said agreement. Mr. Botts' annual compensation under the terms of the Agreement is $75,000 per year which was adjusted to $125,000 in May 1996. He may also receive discretionary bonuses from time to time as determined by the Board of Directors. Mr. Botts has agreed not to compete against the Company for a period of one year after termination of employment.

DIRECTOR COMPENSATION

The Company does not pay any cash fee or other cash compensation to directors who are not employed by the Company. Under the 1996 Stock Plan, outside directors are entitled to receive an annual formula grant of non-qualified options to purchase a number of shares determined by dividing $10,000 by the fair market value per share of the Common Stock on the date of grant, but in no event more than 5,000 shares per Outside Director per grant. These options will have an exercise price equal to 100% of the fair market value per share of the Common Stock on the date of grant, will be fully vested on the date of grant and will expire five years after date of grant. On October 29, 1996, options for 10,000 shares of Common Stock were granted to the Outside Directors under this provision.

1996 STOCK OPTION PLAN

During 1996, the Board of Directors of the Company and the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). The purpose of the 1996 Plan is to advance the interests of the Company and its shareholders by enhancing the Company's ability to attract and retain qualified persons to perform services for the Company through providing an opportunity for investment in the Company to such persons and the incentive advantages inherent in stock ownership in the Company.

The 1996 Plan is administered by the non-employee members of the Board or by a committee thereof and permits the exercise of options with either cash or shares held by the optionee. The 1996 Plan administrators have the discretion to select the optionee and establish the terms and conditions of each option, subject to the provisions of the 1996 Plan, the Internal Revenue Code of 1986, as amended, and applicable securities laws.

A total of 500,000 shares of common stock are authorized and reserved for issuance under the Plan. Eligible recipients under the 1996 Plan include all employees of the Company, including officers and directors who work for the Company, directors who are not employed by the Company ("Outside Directors"), consultants and independent contractors of the Company.

Under the 1996 Plan, Outside Directors are entitled to receive an annual formula grant of non-qualified options to purchase a number of shares determined by dividing $10,000 by the fair market value per share of the Common Stock on the date of grant, but in no event more than 5,000 shares per Outside Director per grant. This provision supersedes the 1994 Non-Qualified Stock Option Plan.
These options will have an exercise price equal to 100% of the fair market value per share of the Common Stock on the date of grant, will be fully vested on that date of grant and will expire five years after date of grant.

Shares of common stock covered by expired or terminated stock options, or forfeited shares of restricted stock, may be used for subsequent grants under the 1996 Plan. The options are not assignable or transferable, nor can they be subjected to any lien during the lifetime of the optionee. In the event of the optionee's death, the rights are transferable by testamentary will or the laws of descent and distribution. Options will be exercisable, during the lifetime of the optionee, only by the optionee, and will be subject to various other conditions and restrictions.

NON-QUALIFIED STOCK OPTION PLAN

During 1994, the Board of Directors of the Company and the shareholders approved the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). The purpose of the 1994 Plan is to advance the interests of the Company and its shareholders by enhancing the Company's ability to attract and retain qualified persons to perform services for the Company through providing an opportunity for investment in the Company to such persons and the incentive advantages inherent in stock ownership in the Company.

The Plan is administered by the non-employee members of the Board or by a committee thereof and permits the exercise of options with either cash or shares held by the optionee. The 1994 Plan administrators have the discretion to select the optionee and establish the terms and conditions of each option, subject to the provisions of the 1994 Plan, the Internal Revenue Code of 1986, as amended, and applicable securities laws.

A total of 1,500,000 shares of common stock are authorized and reserved for issuance under the 1994 Plan. Eligible recipients under the 1994 Plan include all employees of the Company, including officers and directors who work for the Company, directors who are not employed by the Company ("Outside Directors"), consultants and independent contractors of the Company.

Shares subject to canceled or lapsed options will be available for subsequent grants under the 1994 Plan. The options are not assignable or transferable, nor can they be subjected to any lien during the lifetime of the optionee. In the event of the optionee's death, the rights are transferable by testamentary will or the laws of descent and distribution. Options will be exercisable, during the lifetime of the optionee, only by the optionee and will be subject to various other conditions and restrictions.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth, as of March 6, 1997, the number of shares of common stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, by each director, and by all executive officers and directors as a group.

NAME AND ADDRESS OF             AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNERS               BENEFICIAL OWNERSHIP              OF CLASS

Robert C. Klas, Sr. (1)
150 East Marie Avenue
West St. Paul, MN  55118             9,403,918                       71.6%

Robert C. Klas, Jr. (2)
150 East Marie Avenue
West St. Paul, MN  55118                 8,750                        *  %

David M. Botts (3)
980 Bayside Lane
Minnetrista, MN  55364                  61,975                        *  %

Gregory P. Jensen (6)
3809 Azalea Place
Burnsville, MN 55337                      --                          *  %

John A. Clymer (4)(5)
829 3rd Street
Hudson, WI  54016                       24,500                        *  %

Biloine W. Young (4)(5)
15 Crocus Hill
St. Paul, MN  55102                     22,500                        *  %

Jan H. Magnusson (7)
300 S. Owasso Blvd.
St. Paul, MN 55117                   1,594,486                       14.9%

All officers and directors as
a group, 5 persons (7)(8)            9,521,643                       72.1%


(1) Includes: a) a warrant to purchase 2,400,000 shares of Common Stock on or before March 22, 2001; b) 25,000 shares of Common Stock and a warrant to purchase an additional 10,000 shares of Common Stock on or before May 31, 1997, held by Tapemark Company; and c) 200,000 shares of Common Stock held by the Tapemark Company Cash or Deferred Profit Sharing Plan.

(2) Includes warrants to purchase 2,500 shares of Common Stock on or before May 31, 1997.

(3) Includes 60,000 shares of Common Stock which may be acquired upon the exercise of stock options which are vested now or within sixty days.

(4) Includes warrants to purchase 5,000 shares of Common Stock on or before May 31, 1997.

(5) Includes stock options to purchase 5,000 shares of Common Stock.

(6) Serves as an executive officer of the Company.

(7) Mr. Magnusson resigned as Chief Executive Officer of the Company on April 12, 1996.

(8) Includes warrants to purchase a total of 2,422,500 common shares and stock options to purchase 70,000 common shares.


                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

During 1995 and 1996, Mr. Robert C. Klas, Sr., the Company's Chairman of the Board and Chief Executive Officer, advanced funds to the Company under various loan agreements and also assumed certain debt of the Company which had been advanced by others. The total amount of cash advanced and debt assumed during 1995 and 1996 was $2,900,000, and $2,200,000, respectively.

On August 30, 1995, the Tapemark Company Cash or Deferred Profit Sharing Plan, an affiliate of Mr. Klas, Sr., purchased a promissory note from the Company for $250,000. The entire principal amount of the note was converted to common stock of the Company on December 27, 1995.

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and Pureit(R) InLine point-of-use systems. Mr. Robert Klas, Sr. is Tapemark's Chairman and CEO and Robert Klas, Jr. is Tapemark's President. During the year ended December 31, 1996, the Company paid Tapemark a total of $74,633.

At December 31, 1996, the Company has available a bank line of credit with maximum available borrowings of up to $750,000. This credit line expires on May 31, 1997 and is personally guaranteed by Mr. Robert Klas, Sr. At December 31, 1996, the outstanding balance of this line of credit was $750,000.

At December 31, 1995, the Company had available a bank line of credit with maximum available borrowings of up to $500,000. This credit line expired on May 31, 1996 and was personally guaranteed by the Former CEO. At December 31, 1995, the outstanding balance of this line of credit was $500,000.

On March 22, 1996, Mr. Klas, Sr. purchased, in a private transaction, 1,600,000 common shares of Company common stock from Jan H. Magnusson, the Former CEO. As a result of these transactions, Mr. Klas, Sr. became the majority owner of the Company's outstanding common stock.

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

The Company sells certain of its products to Global HealthShare Corp., a company affiliated with Mr. Magnusson. Global HealthShare is a network marketing organization which sells health related products to consumers. Total sales to Global HealthShare in 1996 and 1995 were approximately $3,300 and $20,000, respectively.

The Company utilizes the services of Tord Nihlen, the brother-in-law of the Former CEO, to serve as an independent sales representative for the Company's products in certain countries in Europe and the Middle East. During 1996, the Company modified the terms of the agreement to a basis similar to the Company's other independent sales representatives. Total advances to Mr. Nihlen for 1996 and 1995 were $97,000 and $102,000, respectively.



EXHIBITS AND REPORTS

(a) Exhibits


Exhibit

No.        Title                                                          Method of Filing

3.1        Certificate of Incorporation
           of Water Technologies Corporation, as amended                      (A)

3.2        Bylaws of Water Technologies Corporation,
           as amended                                                         (A)

3.3        Certificate of Amendment of Certificate
           of Incorporation of WTC Industries, Inc.                           (H)

4.0        Specimen Common Stock Certificate                                  (A)

10.1       License Agreement dated January 1, 1990,
           between Kansas State University Research
           Foundation and Water Technologies Corporation                      (A)

10.4       Amendment to Agreement dated June 21, 1991
           between Water Technologies Corporation and
           Water and Air Development Corporation                              (B)

10.14      Amendment to Lease Agreement between Water
           Technologies Corporation and Cimarron Business
           Center II LP                                                       Filed Herewith

10.19      License Agreement between WTC Industries, Inc.
           and Calco, Ltd.                                                    (C)

10.34      Agreement and Plan of Merger dated
           November 19, 1994, as amended                                      (D)

10.38      1994 Non qualified Stock Option Plan                               (E)

10.42      Employment Agreement dated April 1, 1994
            with David M. Botts                                               (E)

10.44      Employment Agreement dated July 24,
           1995 with Todd Johnson                                             (H)

10.45      Debt Conversion and Loan Agreement dated August 23, 1995,
           between Robert C. Klas, Sr. and WTC Industries, Inc.               (F)

10.46      Stock Purchase Agreement between WTC
           Industries, Inc. and  Robert C. Klas, Sr.
           dated March 22, 1996                                               (G)

10.47      Employment Agreement dated March 22,
           1996 with Jan H. Magnusson                                         (H)

10.48      Memorandum of Agreement between WTC
           Industries, Inc. and DentalPure Corp.
           dated March 22, 1996                                               (H)

10.49      Porous Media Requirements Contract                                 Filed Herewith

10.50      1996 Stock Option Plan                                             Filed Herewith

21.1       List of subsidiaries of WTC Industries, Inc.                       (H)

23         Independent Auditors' Consent                                      Filed Herewith

27         Financial Data Schedule                                            Filed Herewith


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

(F) Incorporated by reference to Exhibit A to the Company's Form 8-K filed on August 23, 1995.

(G) Incorporated by reference to Exhibit number 10.1 to the Company's Form 8-K filed on March 22, 1996.

(H) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1995.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1996.


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


SIGNATURE                                   TITLE                                DATE

/s/ Robert C. Klas, Sr.          Chairman of the Board, Director and         March 28, 1997
Robert C. Klas, Sr.              Chief Executive Officer

/s/ Gregory P. Jensen            Chief Financial Officer, Secretary          March 28, 1997
Gregory P. Jensen                and Treasurer


/s/ John A. Clymer               Director                                    March 28, 1997
John A. Clymer

/s/ Biloine W. Young             Director                                    March 28, 1997
Biloine W. Young

/s/ Robert C. Klas, Jr.          Director                                    March 28, 1997
Robert C. Klas, Jr.

