Form 10QSB
period 1997-03-31
WTC INDUSTRIES INC
filed 1997-05-05
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-------------------------------------------

FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997, or

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

                                 (612) 473-1625
                          (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes _x_ No ___.


APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

10,726,698 shares of Common Stock as of April 15, 1997

         Transitional Small Business Disclosure Format (check one):
Yes ____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheets
                  March 31, 1997 and December 31, 1996                    3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended March 31, 1997 and 1996              4

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996              5

         Notes to Condensed Consolidated Unaudited Financial Statements   6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                              10



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                14


                         PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                     WTC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                           March 31,     December 31,
ASSETS                                                                       1997            1996
------                                                                   ------------    ------------
CURRENT ASSETS
         Cash                                                            $    103,142    $     53,324
         Accounts receivable, net of allowance for doubtful accounts
             of $16,000 and $19,000, respectively                             589,921         632,011
         Inventories (Note 3)                                                 800,273         651,895
         Prepaid expenses                                                      30,899          31,651
                                                                         ------------    ------------
                TOTAL CURRENT ASSETS                                        1,524,235       1,368,881

PROPERTY AND EQUIPMENT                                                        895,159         887,369
         Less accumulated depreciation                                        543,733         499,382
                                                                         ------------    ------------
                                                                              351,426         387,987
OTHER ASSETS
         Restricted cash                                                       49,584          86,823
         Loan acquisition costs, net of accumulated amortization
             of $41,020 and $36,739, respectively                              37,105          41,386
         Patents and trademarks, net of accumulated amortization
             of $83,501 and $95,492, respectively                               1,848           2,522
         Other                                                                 13,613          13,613
                                                                         ------------    ------------
                                                                              102,150         144,344
                                                                         ------------    ------------

                                                                         $  1,977,811    $  1,901,212
                                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
         Notes payable and current maturities of long-term obligations   $  1,444,557    $    945,716
         Accounts payable                                                     517,888         624,045
         Accrued expenses - other                                             336,760         512,273
                                                                         ------------    ------------
                TOTAL CURRENT LIABILITIES                                   2,299,205       2,082,034

LONG-TERM OBLIGATIONS, net of current maturities                            1,462,579       1,463,941

STOCKHOLDERS' DEFICIT (Note 4)
         Common stock                                                         107,267         106,917
         Additional paid-in capital                                        11,076,590      11,021,940
         Receivable from officer on issuance of common stock                   (5,000)
         Accumulated deficit                                              (12,962,830)    (12,773,620)
                                                                         ------------    ------------
                                                                           (1,783,973)     (1,644,763)
                                                                         ------------    ------------

                                                                         $  1,977,811    $  1,901,212
                                                                         ============    ============


See notes to consolidated condensed unaudited financial statements.





                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Three months ended March 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

NET SALES                                      $  1,057,299    $    527,038

COST OF GOODS SOLD                                  793,080         509,848
                                               ------------    ------------

GROSS PROFIT                                        264,219          17,190

EXPENSES
    Selling, general and administrative             346,618         654,755
    Research and development                         43,894          42,337
                                               ------------    ------------
                                                    390,512         697,092
                                               ------------    ------------

LOSS FROM OPERATIONS                               (126,293)       (679,902)

OTHER EXPENSE, NET                                  (62,917)        (93,713)
                                               ------------    ------------

NET LOSS                                       $   (189,210)   $   (773,615)
                                               ============    ============

NET LOSS PER COMMON SHARE                      $      (0.02)   $      (0.09)
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                             10,721,000       8,527,000
                                               ============    ============





See notes to consolidated condensed unaudited financial statements.




                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended March 31,
                                                                           --------------------------
                                                                              1997           1996
                                                                           -----------    -----------
OPERATING ACTIVITIES
         Net loss                                                          $  (189,210)   $  (773,615)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                       49,306         59,786
            Provision for doubtful accounts                                                    12,000
            Changes in operating assets and liabilities:
                Accounts receivable                                             42,090         29,113
                Inventories                                                   (148,378)      (105,508)
                Prepaid expenses                                                   752        (26,571)
                Accounts payable                                              (106,157)      (317,985)
                Accrued expenses - other                                      (125,513)       (12,726)
                                                                           -----------    -----------
                     Net cash used in operating activities                    (477,110)    (1,135,506)
                                                                           -----------    -----------

INVESTING ACTIVITIES
         Restricted cash                                                        37,239         36,651
         Purchases of property and equipment                                    (7,790)       (87,617)
                                                                           -----------    -----------
                     Net cash provided by (used) in investing activities        29,449        (50,966)
                                                                           -----------    -----------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                                          400,000
         Proceeds from sale of Common Stock to dirctor/shareholder                            900,000
         Proceeds from loans from affliated company                            500,000
         Payments on long-term obligations                                      (2,521)      (102,542)
                                                                           -----------    -----------
                     Net cash provided by financing activities                 497,479      1,197,458
                                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       49,818         10,986

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                    53,324         33,489
                                                                           -----------    -----------

         End of period                                                     $   103,142    $    44,475
                                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                          $    53,823    $   116,353
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES:
         Common stock issued on conversion of accrued expenses             $    50,000
                                                                           ===========
         Receivable from officer for common stock issued
           from exercise of non-cash stock option                          $     5,000
                                                                           ===========
         Common stock issued on conversion of indebtedness                                $ 1,200,000
                                                                                          ===========
         Common stock issued in exchange for promissory note                              $   900,000
                                                                                          ===========

See notes to consolidated condensed unaudited financial statements.





WTC INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996


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

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses, remove protozoa and reduce other targeted contaminants in drinking water. Such systems are capable of making virtually any source water microbiologically fit to drink and better tasting. The Company's products fall into the following categories: portable systems, systems and cartridges for use by original equipment manufacturers
(OEMs), point-of-use systems, point-of-entry systems, mobile purification systems and commercial/industrial systems and components. The Company's products are suitable for a broad range of applications including: home, personal travel, recreation, military, emergency use, commercial and industrial.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1997, the Company incurred a net loss of $189,210, and cash used in operating activities was $477,110. In addition, as of March 31, 1997, the Company has a deficiency in working capital of $774,970 and an accumulated deficit of $12,962,830.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for first quarter 1997 were met principally through the issuance of notes payable of $500,000 to Tapemark Company, a company affiliated with the Chairman of the Board.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements of WTC Industries, Inc. and Subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, which are included in the Company's Annual Report on Form 10-KSB.

INCOME PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods. Adoption by the Company in 1997 is not expected to have a material impact on the earnings per share computation.


3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:    March 31, 1997      December 31, 1996
-------------------------------------    --------------      -----------------

Raw Materials                              $   616,852          $   459,724
Work-in-process                                 50,554               33,408
Finished Goods                                 132,867              158,763
                                           -----------          -----------
                                           $   800,273          $   651,895
                                           ===========          ===========


4.       COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 1997 and December 31, 1996, the Company had 20,000,000 shares of $.01 par value common stock authorized, and 10,726,698 and 10,691,698 shares issued and outstanding, respectively.

PREFERRED STOCK - At March 31, 1997 and December 31, 1996, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 0 shares issued and outstanding.

5.       LICENSE AGREEMENT

The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $18,750 for the three month periods ended March 31, 1997 and 1996.

6.       ARRANGEMENTS WITH SUPPLIERS

BOWMAN INDUSTRIES, INC.

Bowman Industries, Inc. ("Bowman") provides production and assembly services exclusively to the Company. The Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. The Company treats its arrangement with Bowman as an independent contractor relationship. During the three month period ended March 31, 1997, the Company paid Bowman a total of $70,000 under this arrangement.


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

TAPEMARK COMPANY

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is the CEO and Chairman of the Board for Tapemark. Tapemark also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehouse and shipping. During the three month period ended March 31, 1997 the Company paid Tapemark a total of $50,000 for services provided.

POROUS MEDIA CORPORATION

On February 4, 1997, the Company entered into a five year requirements contract with Porous Media under which the Company will purchase all of its cyst filter requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System beginning April 1, 1997. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term (each such 12-month period is a year). The Company's performance under the contract is personally guaranteed, up to $100,000, by Robert Klas, Sr.

7.       BANK LINE OF CREDIT

The Company maintains a $750,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. Unless it is extended or renewed, the line of credit will expire on May 31, 1997.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

This Form 10-QSB contains forward looking statements within the meaning of
Section 21E of the Securities and Exchange Commission Act of 1934. Actual results could differ significantly from those projected in the forward looking statements as a result, in part, from changes in conditions and factors encountered by the Company.

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1997, the Company incurred a net loss of $189,210, and cash used in operating activities was $477,110. In addition, as of March 31, 1997, the Company has a deficiency in working capital of $774,970 and an accumulated deficit of $12,962,830.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for first quarter 1997 were met principally through the issuance of notes payable of $500,000 to Tapemark Company, a company affiliated with the Chairman of the Board.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

NET SALES. The Company had net sales of $1,057,299 for the three month period ended March 31, 1997. This was an increase of 100.6% from sales of $527,038 for the same period in 1996.

The increase in international sales is primarily due to new international marketing and distribution relationships that were developed in the last quarter of 1996 which have begun to generate sales activities in their respective countries. In addition, the Company's relationship with Ekonet, an existing international distributor, continues to expand in Poland and Russia. International sales, by their nature, tend to consist of a limited number of high-value shipments. While the Company believes that the positive trend in international sales will continue, the Company's dependence on a limited number of high-value transactions and the inability to control the timing of some of those transactions, as well as various other factors, will, at the current sales levels, create the possibility, if not the probability, that sales could fluctuate significantly from quarter to quarter.

To date, the Company has required all payments from international customers to be in U.S. dollars, therefore, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase would be expected to affect the demand for the Company's products. To date, management believes that foreign currency exchange rate fluctuations have not had a material negative effect on the demand for the Company's products in foreign markets.

The Company's domestic sales increased compared to the same period last year because of shipments to Amana(R) Refrigeration and shipments of the PentaPure(R) Sport Bottle to new retail and catalog customers. Domestic sales accounted for 31% of total net sales for first quarter. In the domestic market, the Company is focusing on OEM and direct sales organizations customers that would not require large advertising and sales promotion expenditures.

During 1997 and 1996, the average selling prices of the Company's products have generally remained unchanged, therefore, the increase in sales reflects increases in the number of units sold.

COST OF GOODS SOLD. For the three month periods ended March 31, 1997 and 1996, the cost of goods sold was $793,080 and $509,848, representing 75.0% and 96.7% of net sales, respectively. The reduction in the cost of goods as a percentage of sales was due in part to the Company hiring a new Director of Manufacturing in January 1997, which allowed the Company to improve the efficiency of its manufacturing processes and quality assurance programs. The Company is currently evaluating the possibility of automating some of its assembly operations in anticipation of increased sales volumes. Another significant factor in the reduction of cost of goods sold as a percentage of sales was the increase in sales, which allowed greater absorption of production overhead costs. The Company has and will continue to investigate opportunities to reduce both fixed and variable costs associated with production and inventory procurement.

GROSS PROFIT. For the three month periods ended March 31, 1997 and 1996, the Company recognized a gross profit of $264,219 and $17,190, respectively, representing 25.0% and 3.3%, respectively, of net sales. The increase in gross profit was due primarily to the increase in net sales and improvements in manufacturing efficiency discussed above. The Company is evaluating whether it can further improve its gross profit margin through enhanced pricing strategies, improved procurement management and revised sales representatives commission structures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three month periods ended March 31, 1997 and 1996, selling, general and administrative expenses were $346,618 and $654,755, representing 32.8% and 124.2% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the three month periods ended March 31, 1997 and 1996, sales and marketing expenses were $203,776 and $346,906, representing
19.3 % and 65.8% of net sales, respectively. During the first quarter 1997, the Company has reduced its sales and marketing expenses by $143,000 primarily due to lower personnel expenses and reduced promotional expenses. During 1996, in connection with the introduction of the Spring(R), PentaPure(R) Sport Bottle and PureIt(R) product lines, the Company made significant expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three month periods ended March 31, 1997 and 1996, general and administrative expenses were $142,842 and $307,849, representing 13.5% and 58.4% of total net sales, respectively. The reduction in general and administrative expenses was due primarily to reductions in professional fees, outside services and payroll related expenses. During first quarter 1996, the Company incurred large professional fees associated with various litigation matters and the Company's unsuccessful efforts to raise capital from new investors.

RESEARCH AND DEVELOPMENT EXPENSES. For the three month periods ended March 31, 1997 and 1996, research and development expenses were $43,894 and $42,337, respectively. Such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development focus is to complete filtration and purification cartridge configurations for the new PureIt(R) InLine product line.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $774,970 compared with a working capital deficit of $713,153 as of December 31, 1996. During the three month period ended March 31, 1997, the Company used short term loans from an affiliated company as a source of working capital to fund its operations.

For the three month period ended March 31, 1997, cash increased $49,818 primarily due to $497,479 from financing activities essentially offset by cash used in operations of $477,110. Significant cash uses by operations included a decrease in accounts payable of $106,157, a decrease in accrued expenses of $125,513 and an increase in inventory of $148,378, partially offset by a decrease in accounts receivable of $42,090. Net cash provided by investing activities consisted of applications of restricted cash of $37,239 less purchases of property and equipment of $7,790. Net cash provided by financing activities was from issuance of notes payable of $500,000, partially offset by payments on long-term debt of $2,521.

During the same three month period in 1996, cash increased $10,986 primarily due to $1,197,458 from financing activities essentially offset by cash used in operations of $1,135,506. Significant cash used by operations included a decrease in accounts payable of $317,985 and an increase in inventory of $105,508, partially offset by a decrease in accounts receivable of $29,113. Net cash used in investing activities consisted of purchases of property and equipment of $87,617 less applications of restricted cash of $36,651. Net cash provided by financing activities consisted primarily of $1,300,00 net proceeds from cash advances and the sale of common stock to the Chairman of the Board offset by payments on long-term debt of $102,542.

The Company estimates that it will have working capital needs of approximately $1-2 million during 1997 to fund its operations and continue market introduction of the PentaPure(R) Sport Bottle and the PureIt(R) InLine product line. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. The Company does not anticipate that it will have significant capital expenditures in 1997.

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



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

                                                         Method
 Exhibit No.         Title                              of Filing
 -----------         -----                              ---------

    27               Financial Data Schedule            Filed Herewith


         (b)      REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the first quarter of 1997.





SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 24, 1997                   WTC Industries, Inc.


                                         By: /s/  Robert C. Klas, Sr.
                                             Robert C. Klas, Sr.
                                             Chief Executive Officer


                                         By: /s/  Gregory P. Jensen
                                             Gregory P. Jensen
                                             Chief Financial Officer
                                             (Principal Accounting Officer)