Form 10QSB
period 1997-06-30
WTC INDUSTRIES INC
filed 1997-08-11
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-------------------------------------------

FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997, or

( )      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________


COMMISSION FILE NUMBER 0-19622


                              WTC INDUSTRIES, INC.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                           38-2308668
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                 (IRS Employer
     of Incorporation)                                       Identification No.)

             14405 - 21ST AVENUE NORTH, MINNEAPOLIS, MINNESOTA 55447
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)         (Zip Code)

                                 (612) 473-1625
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

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

10,960,180 shares of Common Stock as of July 31, 1997

         Transitional Small Business Disclosure Format (check one):
Yes _____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheets
                  June 30, 1997 and December 31, 1996                        3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended June 30, 1997 and 1996                  4

         Condensed Consolidated Unaudited Statements of Operations
                  Six Months Ended June 30, 1997 and 1996                    5

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996                    6

         Notes to Condensed Consolidated Unaudited Financial Statements      7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30,       December 31,
ASSETS                                                                      1997             1996
------                                                                  ------------     ------------

CURRENT ASSETS
         Cash                                                           $      2,268     $     53,324
         Accounts receivable, net of allowance for doubtful accounts
             of $16,000 and $19,000, respectively                            471,468          632,011
         Inventories (Note 3)                                                777,459          651,895
         Prepaid expenses                                                     25,005           31,651
                                                                        ------------     ------------
                TOTAL CURRENT ASSETS                                       1,276,200        1,368,881

PROPERTY AND EQUIPMENT                                                       907,933          887,369
         Less accumulated depreciation                                       588,576          499,382
                                                                        ------------     ------------
                                                                             319,357          387,987
OTHER ASSETS
         Restricted cash                                                      12,948           86,823
         Loan acquisition costs, net of accumulated amortization
             of $45,302 and $36,739, respectively                             32,823           41,386
         Patents and trademarks, net of accumulated amortization
             of $84,019 and $95,492, respectively                              1,330            2,522
         Other                                                                13,613           13,613
                                                                        ------------     ------------
                                                                              60,714          144,344
                                                                        ------------     ------------

                                                                        $  1,656,271     $  1,901,212
                                                                        ============     ============
LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------

CURRENT LIABILITIES
         Notes payable and current maturities                           $  1,252,542     $    945,716
            of long-term obligations (Note 7)
         Accounts payable                                                    425,049          624,045
         Accrued expenses                                                    287,746          512,273
                                                                        ------------     ------------
                TOTAL CURRENT LIABILITIES                                  1,965,337        2,082,034

LONG-TERM OBLIGATIONS, net of current maturities                           1,461,638        1,463,941

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
         Common stock                                                        109,602          106,917
         Additional paid-in capital                                       11,273,388       11,021,940
         Receivable from officer on issuance of common stock                 (15,000)
         Accumulated deficit                                             (13,138,694)     (12,773,620)
                                                                        ------------     ------------
                                                                          (1,770,704)      (1,644,763)
                                                                        ------------     ------------

                                                                        $  1,656,271     $  1,901,212
                                                                        ============     ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended June 30,
                                                   -----------------------------
                                                       1997              1996
                                                   ------------     ------------
NET SALES                                          $  1,341,652     $    811,445

COST OF GOODS SOLD                                      982,468        1,008,851
                                                   ------------     ------------

GROSS PROFIT (LOSS)                                     359,184         (197,406)

EXPENSES
         Selling, general and administrative            389,335          702,997
         Research and development                        45,139           39,156
                                                   ------------     ------------
                                                        434,474          742,153
                                                   ------------     ------------

LOSS FROM OPERATIONS                                    (75,290)        (939,559)

OTHER EXPENSE, NET                                      (61,675)         (54,920)
LOSS ON DISPOSAL FIXED ASSETS                                            (66,368)
                                                   ------------     ------------
                                                        (61,675)        (121,288)
                                                   ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                         (136,965)      (1,060,847)

EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
   OF DEBT) (NOTE 7)                                     38,899
                                                   ------------     ------------

NET LOSS                                           $   (175,864)    $ (1,060,847)
                                                   ============     ============


NET LOSS PER COMMON SHARE:

     LOSS BEFORE EXTRAORDINARY ITEM                $      (0.02)    $      (0.10)

     EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
        OF DEBT)                                           0.00             0.00

     NET LOSS                                      $      (0.02)    $      (0.10)
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                                 10,786,000       10,690,000
                                                   ============     ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Six months ended June 30,
                                                   -----------------------------
                                                       1997             1996
                                                   ------------     ------------
NET SALES                                          $  2,398,951     $  1,338,483

COST OF GOODS SOLD                                    1,775,547        1,518,699
                                                   ------------     ------------

GROSS PROFIT (LOSS)                                     623,404         (180,216)

EXPENSES
         Selling, general and administrative            735,953        1,357,752
         Research and development                        89,034           81,493
                                                   ------------     ------------
                                                        824,987        1,439,245
                                                   ------------     ------------

LOSS FROM OPERATIONS                                   (201,583)      (1,619,461)

OTHER EXPENSE, NET                                     (124,592)        (148,632)
LOSS ON DISPOSAL FIXED ASSETS                                            (66,368)
                                                   ------------     ------------
                                                       (124,592)        (215,000)
                                                   ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                         (326,175)      (1,834,461)

EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
   OF DEBT)                                              38,899
                                                   ------------     ------------

NET LOSS                                           $   (365,074)    $ (1,834,461)
                                                   ============     ============


NET LOSS PER COMMON SHARE:

     LOSS BEFORE EXTRAORDINARY ITEM                $      (0.03)    $      (0.19)

     EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
        OF DEBT)                                           0.00             0.00

     NET LOSS                                      $      (0.03)    $      (0.19)
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                                 10,753,000        9,608,000
                                                   ============     ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six months ended June 30,
                                                                             ---------------------------
                                                                                 1997            1996
                                                                             -----------     -----------

OPERATING ACTIVITIES
         Net loss                                                            $  (365,074)    $(1,834,461)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                         98,948         127,496
            Loss on settlement of note payable                                    38,899
            Provision for obsolete inventory                                                     250,000
            Provision for doubtful accounts                                                       24,000
            Loss on disposal of property & equipment                                              66,368
            Changes in operating assets and liabilities:
                 Accounts receivable                                             160,543         (98,581)
                 Inventories                                                    (125,564)       (322,338)
                 Prepaid expenses and other                                        7,837          15,482
                 Accounts payable                                               (198,996)       (311,732)
                 Accrued expenses                                               (174,528)         78,486
                                                                             -----------     -----------
                      Net cash used in operating activities                     (557,935)     (2,005,280)
                                                                             -----------     -----------

INVESTING ACTIVITIES
         Restricted cash                                                          73,875          73,321
         Purchases of property and equipment                                     (21,754)       (134,157)
                                                                             -----------     -----------
                      Net cash provided by (used) in investing activities         52,121         (60,836)
                                                                             -----------     -----------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                                             400,000
         Proceeds from sale of Common Stock to dirctor/shareholder                             1,800,000
         Proceeds from issuance of Common Stock                                   15,000
         Proceeds from affliated company                                         500,000
         Payments on bank line of credit                                          (4,500)
         Payments on settlement of note payable to Former CEO                    (51,372)
         Payments on long-term obligations                                        (4,370)       (104,904)
                                                                             -----------     -----------
                      Net cash provided by financing activities                  454,758       2,095,096
                                                                             -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (51,056)         28,980

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                      53,324          33,489
                                                                             -----------     -----------

         End of period                                                       $     2,268     $    62,469
                                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                            $   119,797     $   167,577
                                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Common stock issued on conversion of accrued expenses               $    50,000
                                                                             ===========
         Receivable from officer for common stock issued
           from exercise of non-cash stock option                            $    15,000
                                                                             ===========
         Common stock issued on settlement of note payable/debt              $   174,134     $ 1,200,000
                                                                             ===========     ===========
         Note payable issued on conversion of accrued expenses                               $   186,807
                                                                                             ===========

See notes to consolidated condensed unaudited financial statements

WTC INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS


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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1997, the Company incurred a net loss of $365,074, and cash used in operating activities was $557,935. In addition, as of June 30, 1997, the Company has a deficiency in working capital of $689,137 and an accumulated deficit of $13,138,694.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of 1997 were met principally through the issuance of promissory notes of $500,000 to Tapemark Company, a company affiliated with the Chairman of the Board. In July 1997, the Company issued a promissory note to Mr. Klas, Sr. for $500,000 to fund operations for the last six months of 1997.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers and international distributors, c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets, and d) continuing to evaluate and manage costs and expenses and utilizing resources effectively to increase gross profit margins. There is no assurance that these plans can be successfully accomplished.

The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.       INVENTORIES

Inventories consist of the following:     June 30, 1997      December 31, 1996
-------------------------------------     -------------      -----------------

Raw Materials                              $  648,273            $  459,724
Work-in-process                                39,843                33,408
Finished Goods                                 89,343               158,763
                                           ----------            ----------
                                           $  777,459            $  651,895
                                           ==========            ==========

4.       COMMON STOCK

COMMON STOCK - At June 30, 1997 and December 31, 1996, the Company had 20,000,000 shares of $.01 par value common stock authorized, and 10,960,180 and 10,691,698 shares issued and outstanding, respectively.

5.       LICENSE AGREEMENT

The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $37,500 for the six month periods ended June 30, 1997 and 1996.

6.       ARRANGEMENTS WITH SUPPLIERS

BOWMAN INDUSTRIES, INC.

Bowman Industries, Inc. ("Bowman") provides production and assembly services exclusively to the Company. The Company pays Bowman an amount equal to all costs and operating expenses incurred by Bowman. The Company treats its arrangement with Bowman as an independent contractor relationship. During the three and six month periods ended June 30, 1997, the Company paid Bowman a total of $78,000 and $148,000, respectively, compared to $60,000 and $104,000 in the comparable periods in the prior year.

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

TAPEMARK COMPANY

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is the CEO and Chairman of the Board for Tapemark. Tapemark also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehouse and shipping. During the three and six month periods ended June 30, 1997 the Company paid Tapemark a total of $31,000 and $81,000, respectively.

POROUS MEDIA CORPORATION

On February 4, 1997, the Company entered into a five year requirements contract with Porous Media under which the Company will purchase all of its cyst filter requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System beginning April 1, 1997. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term (each such 12-month period is a year). The Company's performance under the contract is personally guaranteed, up to $100,000, by the Company's Chairman.

7.       NOTES PAYABLE AND BANK LINE OF CREDIT

The Company has issued two promissory notes of $250,000 each for loans from Tapemark which matured on June 30, 1997 and have been extended to mature on December 31, 1997. On July 7, 1997, the Company issued an additional $500,000 promissory note to Mr. Klas, Sr., which also matures on December 31, 1997.

On June 22, 1997, the Company paid $51,372 in cash and issued 193,482 shares of the Company's Common Stock valued at $.90 in full settlement of a promissory note dated March 22, 1996 in the face amount of $186,607 held by the Company's former CEO. The Company realized an extraordinary loss of $38,899 related to the extinguisment of the promissory note.

The Company maintains a $750,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. The amount outstanding at June 30, 1997 is $745,500. Unless it is extended or renewed, the line of credit will expire on May 31, 1998.

8.       LONG TERM OBLIGATIONS

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994. On June 2, 1997, the Company offered the note holders the right to exchange these notes for newly issued shares of the Company's Common Stock and a three year redeemable warrant. Each holder who accepts the Company's offer would receive, for each $100,000 in principal indebtedness so converted, 80,000 shares of Common Stock and a three year redeemable Warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share.

The Company's offer is subject to the condition that the holders of at least $1,000,000 in principal amount of 1994 notes accept the Company's offer. Management believes that the Company will reach the minimum benchmark and that the offering will close in the third quarter.


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

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1997, the Company incurred a net loss of $365,074, and cash used in operating activities was $557,935. In addition, as of June 30, 1997, the Company has a deficiency in working capital of $689,137 and an accumulated deficit of $13,138,694.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of 1997 were met principally through the issuance of promissory notes of $500,000 to Tapemark Company, a company affiliated with Mr. Robert C. Klas, Sr., Chairman of the Board. In July 1997, the Company issued a promissory note to Mr. Klas, Sr. for $500,000 to fund operations for the last six months of 1997.

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

The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

NET SALES. The Company had net sales of $1,341,652 and $2,398,951 for the three and six month periods ended June 30, 1997, respectively. These results represent increases of 65% and 79%, respectively, from the net sales of $811,445 and $1,338,483 for the same periods in 1996. Net sales for the three months ended June 30, 1997 reflect an increase of 27% from the three months ended March 31, 1997.

For the three and six month periods ended June 30, 1997 international sales were $1,021,000 and $1,751,000 of total net sales respectively, compared to $544,000 and $897,000 in the comparable periods in the prior year. The increase in international sales is primarily due to new international marketing and distribution relationships that were developed in the fourth quarter of 1996 which have begun to generate sales activities in their respective countries. In addition, the Company's relationship with Ekonet, an existing international distributor, continues to expand in Poland and Russia.

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

The Company's domestic sales increased compared to the same period last year because of shipments to Amana(R) Refrigeration and shipments of the PentaPure(R) Sport Bottle to new retail and catalog customers. Domestic sales accounted for 27% of total net sales for the first six months of 1997. In the domestic market, the Company is focusing on OEM and direct sales organizations customers that do not require large advertising and sales promotion expenditures.

During 1997 and 1996, the average selling prices of the Company's products have generally remained unchanged, therefore, the increase in sales reflects increases in the number of units sold.

COST OF GOODS SOLD. For the three and six month periods ended June 30, 1997, the cost of goods sold were $982,468 and $1,775,547, respectively, representing 73.2% and 74.0% of net sales, respectively. The cost of goods sold for the same periods in 1996 were $1,008,851 and $1,518,699, respectively, representing 124.3% and 113.5% of net sales, respectively. The decrease in cost of goods sold from 1996 to 1997 is primarily due to the Company taking a reserve for obsolete inventory of $250,000 in second quarter 1996.

GROSS PROFIT. For the three and six month periods ended June 30, 1997, the Company recognized a gross profit of $359,184 and $623,404, respectively, representing 26.8% and 26.0% of net sales, respectively. In 1996, the Company recognized a gross loss of ($197,406) and ($180,216), respectively, representing (24.3%) and (13.5%) of net sales, respectively. The increase in gross profit is due primarily to the increase in net sales, improvements in manufacturing efficiency and the reduction in obsolete inventory. The Company is evaluating whether it can further improve its gross profit margin through enhanced pricing strategies, outsourcing assembly operations, improved procurement management and revised sales representatives commission structures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and six month periods ended June 30, 1997, selling, general and administrative expenses were $389,335 and $735,953, respectively, representing 29.0% and 30.7% of net sales, respectively. Selling, general and administrative expenses were $702,997 and $1,357,752, representing 86.6% and 101.4% of net sales, respectively, for the same periods in 1996.

SALES AND MARKETING EXPENSES - For the three and six month periods ended June 30, 1997, sales and marketing expenses were $248,827 and $409,840, representing 18.5% and 17.1% of net sales, respectively. The sales and marketing expenses for the same periods in 1996 were $379,058 and $725,963, respectively. During the first six months of 1997, the

Company has reduced its sales and marketing expenses by $316,000 primarily due to lower personnel expenses and reduced promotional expenses. During 1996, in connection with the introduction of the Spring(R), PentaPure(R) Sport Bottle and PureIt(R) product lines, the Company made significant expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three and six month periods ended June 30, 1997, general and administrative expenses were $140,508 and $326,113, representing 10.5% and 13.6% of total net sales, respectively. The general and administrative expenses for the same periods in 1996 were $323,939 and $631,789, respectively. The reduction in general and administrative expenses was due primarily to reductions in professional fees, outside services and payroll related expenses. During first quarter 1996, the Company incurred large professional fees associated with various litigation matters and the Company's unsuccessful efforts to raise capital from new investors.

RESEARCH AND DEVELOPMENT EXPENSES. For the three and six month periods ended June 30, 1997, research and development expenses were $45,139 and $89,034, respectively. The research and development expenses for the same periods in 1996 were $39,156 and $81,493, respectively. Such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development focus is to complete filtration and purification cartridge configurations for the new PureIt(R) InLine product line.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $689,137 compared with a working capital deficit of $713,153 as of December 31, 1996. During the six month period ended June 30, 1997, the Company used short-term loans from an affiliated company as a source of working capital to fund its operations.

For the six month period ended June 30, 1997, cash decreased $51,056 primarily due to cash used in operations of $557,935, which was essentially offset by cash provided by financing activities of $454,758. Significant cash uses by operations included decreases in accounts payable of $198,996 and accrued expenses of $174,528 and an increase in inventory of $125,564, partially offset by a decrease in accounts receivable of $160,543. Net cash provided by investing activities consisted of applications of restricted cash of $73,875 for payment of interest, less purchases of property and equipment of $21,754. Net cash provided by financing activities was from issuance of notes payable of $500,000 and issuance of common stock for $15,000, partially offset by payments on long-term debt of $4,370, payment on the bank line of credit of $4,500 and payments on notes payable of $51,372.

During the same six month period in 1996, cash increased $28,980, primarily due to $2,095,096 from financing activities, which were essentially offset by cash used in operations of $2,005,280. Significant cash used by operations included a increase in accounts receivable of $98,581 and inventory of $322,338, exclusive of the provision for obsolete inventory, and a decrease in accounts payable of $311,732, partially offset by an increase in accrued expenses of $78,486. Net cash used in investing activities consisted of purchases of property and equipment of $134,157 less applications of restricted cash of $73,321. Net cash provided by financing activities consisted primarily of $2,200,00 net proceeds from cash advances and the sale of common stock to the Chairman of the Board offset by payments on long-term debt of $104,904.

The Company estimates that it will have additional working capital needs of approximately $500,000 to $1 million during the remainder of 1997 to fund its operations and continue market introduction of the PentaPure(R) Sport Bottle and the PureIt(R) InLine product line. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. The Company does not anticipate that it will have significant capital expenditures in 1997.

The Company has issued two promissory notes of $250,000 each for loans from Tapemark which matured on June 30, 1997 and have been extended to mature on December 31, 1997. On July 7, 1997, the Company issued an additional $500,000 promissory note to Mr. Klas, Sr., which also matures on December 31, 1997.

On June 22, 1997, the Company paid $51,372 in cash and issued 193,482 shares of the Company's Common Stock in full settlement of a promissory note dated March 22, 1996 in the face amount of $186,607 held by the Company's former CEO. The Company realized an extraordinary loss of $38,899 related to the extinguisment of the promissory note.

The Company maintains a $750,000 bank line of credit which is unsecured by the Company, but has been guaranteed by the Chairman of the Board. The amount outstanding at June 30, 1997 is $745,500. Unless it is extended or renewed, the line of credit will expire on May 31, 1998. If the line of credit expires, and the Company is required to pay off the $750,000 balance, the Company's liquidity will be adversely affected.

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994. On June 2, 1997, the Company offered the note holders the right to exchange these notes for newly issued shares of the Company's Common Stock and a three year redeemable warrant. Each holder who accepts the Company's offer would receive, for each $100,000 in principal indebtedness so converted, 80,000 shares of Common Stock and a three year redeemable Warrant to purchase 20,000 shares of Common Stock at an exercise price of $1.25 per share.

The Company's offer is subject to the condition that the holders of at least $1,000,000 in principal amount of 1994 notes accept the Company's offer. Management believes that the Company will reach the minimum benchmark and that the offering will close in the third quarter.

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


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On June 22, 1997, the Company issued 193,482 shares of Common Stock and paid $51,372 in full settlement of a promissory Note dated March 22, 1996 in the face amount of $186,607. There were no underwriters or placement agents involved in this issuance and no commissions paid. The shares were issued to one person who acquired the shares as an investment for his own account and not with a view to a distribution. Based on these facts the Company relied on the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                             Title                         Method of Filing
-------           -----------------------------------           ----------------

27                Financial Data Schedule                         Filed Herewith

         (b)      REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the second quarter of 1997.



SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 31, 1997                    WTC Industries, Inc.


                                         By:  /s/  Robert C. Klas, Sr.
                                              ----------------------------------
                                              Robert C. Klas, Sr.
                                              Chief Executive Officer


                                         By:  /s/  Gregory P. Jensen
                                              ----------------------------------
                                              Gregory P. Jensen
                                              Chief Financial Officer
                                              (Principal Accounting Officer)