Form 10QSB
period 1997-09-30
WTC INDUSTRIES INC
filed 1997-11-12
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-------------------------------------------

FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997, or

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

11,035,180 shares of Common Stock as of November 6, 1997

         Transitional Small Business Disclosure Format (check one):
Yes ______;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheets
                  September 30, 1997 and December 31, 1996                   3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended September 30, 1997 and 1996             4

         Condensed Consolidated Unaudited Statements of Operations
                  Nine Months Ended September 30, 1997 and 1996              5

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996              6

         Notes to Condensed Consolidated Unaudited Financial Statements      7

Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                            10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                       September 30,   December 31,
ASSETS                                                                     1997           1996
------                                                                 ------------    ------------
                                                                        (Unaudited)
CURRENT ASSETS
         Cash                                                          $     30,949    $     53,324
         Accounts receivable, net of allowance for doubtful accounts
             of $16,000 and $19,000, respectively                           275,648         632,011
         Inventories (Note 3)                                             1,275,573         651,895
         Prepaid expenses                                                    32,427          31,651
                                                                       ------------    ------------
                TOTAL CURRENT ASSETS                                      1,614,597       1,368,881

PROPERTY AND EQUIPMENT                                                      928,227         887,369
         Less accumulated depreciation                                      633,477         499,382
                                                                       ------------    ------------
                                                                            294,750         387,987
OTHER ASSETS
         Restricted cash                                                                     86,823
         Loan acquisition costs, net of accumulated amortization
             of $49,583 and $36,739, respectively                            28,542          41,386
         Patents and trademarks, net of accumulated amortization
             of $84,426 and $95,492, respectively                               923           2,522
         Other                                                               13,613          13,613
                                                                       ------------    ------------
                                                                             43,078         144,344
                                                                       ------------    ------------

                                                                       $  1,952,425    $  1,901,212
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
         Notes payable - affliates (Note 7)                            $  1,150,000    $
         Line of credit (Note 7)                                            750,000         750,000
         Notes payable - other                                                              186,607
         Current maturities of long-term obligations                          5,571           9,109
         Accounts payable                                                   509,970         624,045
         Accrued expenses                                                   177,122         512,273
                                                                       ------------    ------------
                TOTAL CURRENT LIABILITIES                                 2,592,663       2,082,034

LONG-TERM OBLIGATIONS, net of current maturities (Note 8)                 1,459,676       1,463,941

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
         Common stock                                                       110,352         106,917
         Additional paid-in capital                                      11,347,638      11,021,940
         Receivable from officer on issuance of common stock                (15,000)
         Accumulated deficit                                            (13,542,904)    (12,773,620)
                                                                       ------------    ------------
                                                                         (2,099,914)     (1,644,763)
                                                                       ------------    ------------

                                                                       $  1,952,425    $  1,901,212
                                                                       ============    ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended September 30,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------
NET SALES                                      $    517,362    $    818,166

COST OF GOODS SOLD                                  477,838         600,047
                                               ------------    ------------

GROSS PROFIT                                         39,524         218,119

EXPENSES
         Selling, general and administrative        316,087         474,287
         Research and development                    48,108          46,036
                                               ------------    ------------
                                                    364,195         520,323
                                               ------------    ------------

LOSS FROM OPERATIONS                               (324,671)       (302,204)

OTHER EXPENSE, NET                                  (81,539)        (53,872)
GAIN ON DISPOSAL FIXED ASSETS                         2,000
                                               ------------    ------------
                                                    (79,539)        (53,872)
                                               ------------    ------------

NET LOSS                                       $   (404,210)   $   (356,076)
                                               ============    ============


NET LOSS PER COMMON SHARE                      $      (0.04)   $      (0.03)
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                             11,035,000      10,691,000
                                               ============    ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine months ended September 30,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
NET SALES                                         $  2,916,313    $  2,156,649

COST OF GOODS SOLD                                   2,253,385       2,110,769
                                                  ------------    ------------

GROSS PROFIT                                           662,928          45,880

EXPENSES
         Selling, general and administrative         1,052,040       1,840,015
         Research and development                      137,142         127,529
                                                  ------------    ------------
                                                     1,189,182       1,967,544
                                                  ------------    ------------

LOSS FROM OPERATIONS                                  (526,254)     (1,921,664)

OTHER EXPENSE, NET                                    (206,131)       (202,505)
GAIN (LOSS) ON DISPOSAL FIXED ASSETS                     2,000         (66,368)
                                                  ------------    ------------
                                                      (204,131)       (268,873)
                                                  ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                        (730,385)     (2,190,537)

EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
   OF DEBT)                                             38,899
                                                  ------------    ------------

NET LOSS                                          $   (769,284)   $ (2,190,537)
                                                  ============    ============


NET LOSS PER COMMON SHARE:

     LOSS BEFORE EXTRAORDINARY ITEM               $      (0.07)   $      (0.22)

     EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
        OF DEBT)                                          0.00            0.00
                                                  ------------    ------------

     NET LOSS                                     $      (0.07)   $      (0.22)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                                10,848,000       9,972,000
                                                  ============    ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine months ended September 30,
                                                                           --------------------------
                                                                              1997           1996
                                                                           -----------    -----------
OPERATING ACTIVITIES
         Net loss                                                          $  (769,284)   $(2,190,537)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                      148,539        187,019
            Loss on settlement of note payable                                  38,899
            Provision for obsolete inventory                                                  250,000
            Provision for doubtful accounts                                                    36,000
            Loss on disposal of property & equipment                                           66,368
            Changes in operating assets and liabilities:
                Accounts receivable                                            356,363         30,575
                Inventories                                                   (623,678)      (302,198)
                Prepaid expenses and other                                      17,973          8,798
                Accounts payable                                              (114,075)      (465,015)
                Accrued expenses                                              (228,901)       118,213
                                                                           -----------    -----------
                     Net cash used in operating activities                  (1,174,164)    (2,260,777)
                                                                           -----------    -----------

INVESTING ACTIVITIES
         Restricted cash                                                        86,822        109,829
         Purchases of property and equipment                                   (40,858)      (151,154)
                                                                           -----------    -----------
                     Net cash provided by (used in) investing activities        45,964        (41,325)
                                                                           -----------    -----------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                           650,000        400,000
         Proceeds from sale of Common Stock to dirctor/shareholder                          1,800,000
         Proceeds from issuance of Common Stock                                 15,000
         Proceeds from bank line of credit                                       4,500        250,000
         Proceeds from loan from affliated company                             500,000
         Payments on bank line of credit                                        (4,500)
         Payments on settlement of note payable to Former CEO                  (51,372)
         Payments on long-term obligations                                      (7,803)      (108,215)
                                                                           -----------    -----------
                     Net cash provided by financing activities               1,105,825      2,341,785
                                                                           -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (22,375)        39,683

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                    53,324         33,489
                                                                           -----------    -----------

         End of period                                                     $    30,949    $    73,172
                                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                          $   181,197    $   217,647
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Common stock issued on conversion of accrued expenses             $   125,000
                                                                           ===========
         Receivable from officer for common stock issued
           from exercise of non-cash stock option                          $    15,000
                                                                           ===========
         Common stock issued on settlement of note payable/debt            $   174,134    $ 1,200,000
                                                                           ===========    ===========
         Note payable issued on conversion of accrued expenses                            $   186,807
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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1997, the Company incurred a net loss of $769,284, and cash used in operating activities was $1,174,164. In addition, as of September 30, 1997, the Company has a deficiency in working capital of $978,066 and an accumulated deficit of $13,542,904.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of 1997 were met principally through the issuance of promissory notes of $500,000 to Tapemark Company, a company affiliated with the Chairman of the Board and issuance of promissory notes to the Chairman of the Board of

$500,000 and $150,000 in July and September, respectively, to fund operations for the remainder of 1997.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers and international distributors, and c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets. There is no assurance that these plans can be successfully accomplished.

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

NET LOSS PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods. Adoption by the Company in 1997 is not expected to have a material impact on the earnings per share computation.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 classification. These reclassifications had no impact on net losses as previously reported.

3.       INVENTORIES

Inventories consist of the following:     September 30, 1997  December 31, 1996
-------------------------------------     ------------------  -----------------

Raw Materials                                $   812,045          $  459,724
Work-in-process                                   87,969              33,408
Finished Goods                                   375,559             158,763
                                             -----------          ----------
                                             $ 1,275,573          $  651,895
                                             ===========          ==========


4.       COMMON STOCK

COMMON STOCK - At September 30, 1997 and December 31, 1996, the Company had 20,000,000 shares of $.01 par value common stock authorized, and 11,035,180 and 10,691,698 shares issued and outstanding, respectively.

5.       LICENSE AGREEMENT

The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $56,250 for the nine month periods ended September 30, 1997 and 1996.

6.       ARRANGEMENTS WITH SUPPLIERS

POROUS MEDIA CORPORATION

On February 4, 1997, the Company entered into a five year requirements contract with Porous Media under which the Company will purchase all of its cyst filter requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System beginning June 15, 1997, as amended. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term (each such 12-month period is a year). The Company's performance under the contract is personally guaranteed, up to $100,000, by the Company's Chairman.

7.       NOTES PAYABLE AND BANK LINE OF CREDIT

The Company has issued a promissory note of $500,000 to Tapemark Company which is to mature on December 31, 1997. The promissory note has an interest rate at the prime rate plus 2% and is payable quarterly. In addition, the Company has issued promissory notes to the Chairman of the Board for $500,000 and $150,000 in July and September, respectively, which mature on December 31, 1997. These notes bear an interest rate at the prime rate plus 1% and is payable on December 31, 1997.

The Company maintains a $750,000 bank line of credit which is not secured by the Company, but has been guaranteed by the Chairman of the Board. The interest rate is the prime rate and is payable monthly. The amount outstanding at September 30, 1997 is $750,000. Unless it is extended or renewed, the line of credit will expire on May 31, 1998.


8.       LONG TERM OBLIGATIONS

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994. The notes bear interest at the prime rate plus 2% and interest is payable quarterly.

9.       SUBSEQUENT EVENT

Subsequent to September 30, 1997, the Company has received an additional $300,000 in advances from the Chairman of the Board. These advances bear interest at the prime rate plus 1% and both interest and principal are due on December 31, 1997.


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

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1997, the Company incurred a net loss of $769,284, and cash used in operating activities was $1,174,164. In addition, as of September 30, 1997, the Company has a deficiency in working capital of $978,066 and an accumulated deficit of $13,542,904.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of 1997 were met principally through the issuance of promissory notes of $500,000 to Tapemark Company, a company affiliated with the Chairman of the Board and issuance of promissory notes to the Chairman of the Board of $500,000 and $150,000 in July and September, respectively, to fund operations for the remainder of 1997. Subsequent to September 30, 1997, the Company borrowed an additional $300,000 from the Chairman of the Board.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers and international distributors, and c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets. There is no assurance that these plans can be successfully accomplished.

The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. The Company had net sales of $517,362 and $2,916,313 for the three and nine month periods ended September 30, 1997, respectively. These results represent a decrease of (36.8%) for the three month period and an increase of 35.2% from the net sales of $818,166 and $2,156,649, respectively, for the same periods in 1996. The reduction in net sales in the most recent quarter was due to delayed shipments to Amana and lower demand from international distributors.

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

To date, the Company has required all payments from international customers to be in U.S. dollars, therefore, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase would be expected to affect the demand for the Company's products. Beginning in third quarter 1997, the Company has experienced a reduction in the demand for it's products because of foreign currency exchange rate fluctuations in foreign markets.

During 1997 and 1996, the average selling prices of the Company's products have generally remained unchanged, therefore, the change in sales reflects changes in the number of units sold.

COST OF GOODS SOLD. For the three and nine month periods ended September 30, 1997, the cost of goods sold were $477,838 and $2,253,385, respectively, representing 92.4% and 77.3% of net sales, respectively. The cost of goods sold for the same periods in 1996 were $600,047 and $2,110,769, respectively, representing 73.3 % and 97.9% of net sales, respectively.

GROSS PROFIT. For the three and nine month periods ended September 30, 1997, the Company recognized a gross profit of $39,524 and $662,928, respectively, representing 7.6% and 22.7% of net sales, respectively. In 1996, the Company recognized a gross profit of $218,119 and $45,880, respectively, representing 26.7% and 2.1% of net sales, respectively. The fluctuation in gross profit is due to the change in sales volume for both the three and nine month periods. The Company is evaluating whether it can further improve its year-to-date gross profit margin through enhanced pricing strategies, outsourcing assembly operations, improved procurement management and revised sales representatives commission structures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and nine month periods ended September 30, 1997, selling, general and administrative expenses were $316,087 and $1,052,040, respectively, representing 61.1% and 36.1% of net sales, respectively. Selling, general and administrative expenses were $474,287 and $1,840,015, representing 58.0% and 85.3% of net sales, respectively, for the same periods in 1996.

SALES AND MARKETING EXPENSES - For the three and nine month periods ended September 30, 1997, sales and marketing expenses were $170,082 and $579,922, representing 32.9% and 19.9% of net sales, respectively. The sales and marketing expenses for the same periods in 1996 were $260,400 and $994,340, respectively. During the first nine months of 1997, the Company has reduced its sales and marketing expenses by $414,000 primarily due to lower personnel expenses and reduced promotional expenses. During 1996, in connection with the introduction of the Spring(R), PentaPure(R) Sport Bottle and PureIt(R) product lines, the Company made significant expenditures for sales brochures, marketing materials, packaging, trade shows, promotion and selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three and nine month periods ended September 30, 1997, general and administrative expenses were $146,005 and $472,118, representing 28.2% and 16.2% of total net sales, respectively. The general and administrative expenses for the same periods in 1996 were $213,887 and $845,675, respectively. The reduction in general and administrative expenses was due primarily to reductions in professional fees, outside services and payroll related expenses. During first quarter 1996, the Company incurred large professional fees associated with various legal matters and the Company's unsuccessful efforts to raise capital from new investors.

RESEARCH AND DEVELOPMENT EXPENSES. For the three and nine month periods ended September 30, 1997, research and development expenses were $48,108 and $137,142, respectively. The research and development expenses for the same periods in 1996 were $46,036 and $127,529, respectively. Such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $978,066 compared with a working capital deficit of $713,153 as of December 31, 1996. During the nine month period ended September 30, 1997, the Company used short-term loans from an affiliated company and the Chairman of the Board as a source of working capital to fund its operations.

For the nine month period ended September 30, 1997, cash decreased $22,375 primarily due to cash used in operations of $1,174,164, which was essentially offset by cash provided by financing activities of $1,105,825. Significant cash uses by operations included decreases in accounts payable of $114,074 and accrued expenses of $228,902 and an increase in inventory of $623,678, partially offset by a decrease in accounts receivable of $356,363. Net cash provided by investing activities consisted of applications of restricted cash of $86,822 for payment of interest, less purchases of property and equipment of $40,858. Net cash provided by financing activities was from issuance of notes payable totaling $1,150,000 and issuance of common stock for $15,000, partially offset by payments on long-term debt of $7,803 and payments on notes payable of $51,372.

During the same nine month period in 1996, cash increased $39,683, primarily due to $2,341,785 from financing activities, which were essentially offset by cash used in operations of $2,260,777. Significant cash used by operations included a increase in inventory of $302,198, exclusive of the provision for obsolete inventory, and a decrease in accounts payable of $465,015, partially offset by an decrease in accounts receivable of $30,575 and an increase in accrued expenses of $118,213. Net cash used in investing activities consisted of purchases of property and equipment of $151,154 less applications of restricted cash of $109,829. Net cash provided by financing activities consisted primarily of $2,200,000 net proceeds from cash advances and the sale of common stock to the Chairman of the Board and proceeds from a bank credit line of $250,000 offset by payments on long-term debt of $108,215.

The Company's working capital requirements for the first nine months of 1997 were met principally through the issuance of promissory notes of $500,000 to Tapemark Company, a company affiliated with the Chairman of the Board and issuance of promissory notes to the Chairman of the Board totaling $650,000.

The Company estimates that it will have additional working capital needs of approximately $500,000 during the remainder of 1997 to fund its operations. In October, the Company received advances of $300,000 from the Chairman of the Board. The Company does not anticipate that it will have significant capital expenditures for the remainder of 1997.

On June 22, 1997, the Company paid $51,372 in cash and issued 193,482 shares of the Company's Common Stock in full settlement of a $186,607 promissory held by the Company's former CEO. The Company realized an extraordinary loss of $38,899 related to the extinguisment of the promissory note.

The Company maintains a $750,000 bank line of credit which is unsecured by the Company, but has been guaranteed by the Chairman of the Board. The amount outstanding at September 30, 1997 is $750,000. Unless it is extended or renewed, the line of credit will expire on May 31, 1998. If the line of credit expires, and the Company is required to pay off the $750,000 balance, the Company's liquidity will be adversely affected.

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994.

The Company's plan of operations over the next 12 months is to increase sales and further develop its domestic and international markets. In the U.S. market, the Company's efforts will be to expand its OEM customer base and its sales of the PureIt(R) InLine point-of-use systems. In international markets, the Company will continue to attempt to develop new marketing and distribution channels and will attempt to increase sales of all products through existing channels.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On July 1, 1997, the Company issued 75,000 shares of Common Stock for payment of it's 1997 royalty payment to KSURF. There were no underwriters or placement agents involved in this issuance and no commissions paid. The shares were issued to KSURF as an investment for their own account and not with a view to a distribution. Based on these facts the Company relied on the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit No.    Title                              Method of Filing
-----------    -----                              ----------------

   27          Financial Data Schedule            Filed Herewith


         (b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the third quarter of 1997.

SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 6, 1997                 WTC Industries, Inc.


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