Form 10KSB
period 1997-12-31
WTC INDUSTRIES INC
filed 1998-03-30
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB




(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

                             Commission file number
                                     0-19622


                              WTC Industries, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              38-2308668
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

150 Marie Avenue East, West St. Paul, Minnesota                    55118
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:   (612)-450-4913
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___

      State issuer's revenues for its most recent fiscal year. $3,284,685

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

                         $1,887,642 as of March 6, 1998




                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              11,035,180 shares of Common Stock as of March 6, 1998




                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None




      Transitional Small Business Disclosure Format (check one):
       Yes ___ No _x_

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

WTC Industries, Inc. and its wholly-owned subsidiaries (collectively the "Company" or "WTC") develop, manufacture, and market water filtration and purification products for commercial and personal use. Filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, protozoan cysts (such as cryptosporidium and giardia), bad taste and odor. Purification products have the added benefit of devitalizing or removing viruses, bacteria and parasites.

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University ("KSU") and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses, remove protozoa and reduce other targeted contaminants in drinking water. Such systems are capable of making virtually any source water microbiologically fit to drink and better tasting. The Company's products fall into the following categories: systems and cartridges for use by original equipment manufacturers (OEMs), portable systems, point-of-use systems, point-of-entry systems, mobile purification systems and commercial systems. The Company's products are suitable for a broad range of applications including: home, personal travel, recreation, military, emergency use, commercial and industrial.

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

Even in the U.S. and other countries where municipally treated water is generally safe from viruses and bacteria, local water systems often produce tap water with an unpleasant taste, color or odor. These factors and others have created a significant need for products that provide effective filtration and purification of water for human consumption as well as for commercial and manufacturing applications. Each of these market opportunities is comprised of multiple niche markets, thereby further splintering the water filtration and purification industry into smaller fragments. The characteristics of the international and U.S. markets for water filtration and purification systems are considerably different.

U.S. MARKET

PURIFICATION SYSTEMS - Municipally treated water in the United States has historically presented a relatively low risk of contamination due to viruses, bacteria and parasites. As such, consumer demand for purification systems to purify municipally treated water has been low. However, in recent years, there have been a number of instances where municipally treated water has been the cause of illness, or in extreme cases, even death. This occurred in 1993 when approximately 100 people died in Milwaukee from drinking municipal water which was contaminated with cryptosporidium cysts. There are several market niches in the U.S. for which there is a current perceived need for water purification products or systems.

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


                                   TECHNOLOGY

PENTAPURE(R)

In the late 1970's, scientists at KSU developed and patented a unique iodine-based technology for the purification of drinking water. Iodine, in its natural state, exists as an I[2] molecule. Such I[2] iodine would be consistent with that found in an iodine tablet commonly used by campers, travelers and the military. The original technology developed by KSU was based on the process of artificially creating an I[3] (tri-iodide) molecule and then bonding it to an anion exchange resin bead. When tested by running bacteria contaminated water through a bed of this resin, it was shown to be approximately 1,000 times more effective at killing water-borne bacteria instantly than iodine found in an iodine tablet. This tri-iodide resin was not particularly effective, however, at killing viruses and parasites found in certain water.

In 1981, KSU successfully developed and patented a new improved process resulting in an I[5] (penta-iodide) resin. Researchers determined that the I[5] resin was 1,000 times more effective than the I[3] resin, or 1,000,000 times more effective than an I[2] molecule alone, such as would be found in an iodine tablet. This new technology was also very effective at killing viruses and had significant disinfection ability against the more resilient protozoan family of organisms when properly engineered into a treatment system.

Through a complex proprietary process, I[5] ions are attached to resin beads which become positively charged. This positive charge attracts the negatively charged contaminants found in water such as bacteria, viruses and protozoa. As contaminated water passes through a bed of the I[5] resin, iodine is instantly transferred to the microorganisms due to this difference in charge, effectively devitalizing them.

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

The Company believes its purification media is technically superior to the versions of iodinated resin manufactured by other companies. While all iodinated resins leave residual iodine in the effluent water, the Company has dramatically minimized the iodine residual from its resin formulations even under water conditions historically troublesome for iodinated resins. This iodine residual is further reduced by a special scavenging filtration process, which is incorporated into most of the Company's purification systems.

PRODUCT CONFIGURATION

Depending upon a particular product's design and intended application, the Company utilizes certain filtration technologies with the PentaPure(R) technology to create an effective purification system. A typical product configuration includes four stages. The first stage consists of a carbon filter to remove sediment and organic material from the water. In the second stage, the PentaPure(R) kills water-borne bacteria and virus. The third stage uses solid carbon blocks to remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants. The last stage incorporates the silver impregnated carbon filtration media to remove any remaining iodine and iodide residuals and to further improve taste. In some product configurations, such as the PentaPure(R) Sport Purification System, the protozoan cyst removal occurs in a preliminary filtration stage.

The Company believes that PentaPure(R), when combined with filtration methods using solid carbon blocks, provides a very high level of drinking water purification. The Company's systems consist of separate modules for each filtration and purification stage or may incorporate all stages into a single cartridge. Although the amount of treatment capacity varies by product, the Company's systems are designed to achieve the same general level of purification, whether the filtration and purification stages are housed in separate modules or incorporated into a single cartridge. The efficacy and efficiency of the PentaPure(R) allows the flexibility to scale products up or down in size to meet the needs of a wide range of product applications, water conditions and flow rate requirements.

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

The Company's products can be grouped into six categories: systems and cartridges for OEMs, portable systems, point-of-use systems, point-of-entry systems, mobile purification systems, and industrial and commercial systems.

ORIGINAL EQUIPMENT MANUFACTURERS (OEM) APPLICATIONS

The Company designs, manufactures and supplies systems and cartridges to OEMs for incorporation either into their water treatment systems or to add value to the products which they manufacture. The Company has designed, and begun to supply, customized water filtration and purification systems for Amana(R) Refrigeration, Inc., a major international manufacturer of refrigerators and other appliances for commercial and residential applications. These filtration and purification systems will be included as original equipment on some models of refrigerators with either ice or ice and water dispensing capabilities. Some models will be sold under the Amana(R) brand name through authorized dealers and major retailers as an after market accessory to retrofit already installed refrigerators. In addition, they will be offered by the Amana(R) Consumer Services Division through authorized parts distributors and service providers worldwide.

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

      PUREIT(R) FAMILY - The PureIt(R) Pitcher was introduced in 1996 and joins the PureIt(R) Refrigerator Dispenser for sale to international markets. The Pitcher is a 2.5 liter carafe designed for everyday use in a refrigerator, on a countertop, in relief operations or outdoors. The product line purification system is located in a single cartridge (patent pending). The system includes:
1) a washable and reusable filter for removing sediment; 2) a purification cartridge containing PentaPure(R) for devitalizing water-borne bacteria and viruses; 3) an activated carbon bed that absorbs elements which cause bad taste and odor, and 4) silver impregnated carbon filtration media which removes residual iodine. The purification cartridge also reduces agricultural and industrial chemicals, pesticides and herbicides. The result is fresh, purified water for drinking, cooking or brewing coffee and tea.

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

In 1996, the Company completed development and testing and began shipping PentaPure(R) InLine point-of-use filtration and purification systems utilizing a unique quick dry change system (patent pending). This significant new design in point-of-use water treatment incorporates a valve-in-head design with a totally dry change cartridge configuration. First supplied under a private label for Amana(R), these systems will be marketed to niche market OEM customers both in the U.S. and internationally. These systems will be available in single, double, and triple stage configurations to handle a wide variety of water treatment problems worldwide. A single stage system has been independently tested and shown to remove 90% of lead, 99% of Chlorine, 99.95% of giardia and cryptosporidium cysts, as well as improve taste and odor. It has been registered for sale in California, Iowa, Massachusetts and Wisconsin.

The Company believes that this new product line could have a significant impact on future revenues and will allow distributors to sell a system which has cartridges available only from the Company through its dealers and distributors worldwide.

POINT-OF-ENTRY SYSTEMS

The Company has a broad product line of point-of-entry purification systems which are typically designed for residential and commercial use in international markets. These systems attach to a municipal water line inside a building and purify the water before it reaches its point-of-use. These systems can be used for whole house, office, restaurant, hospital, embassy, hotel and many other applications. Point-of-entry systems are configured to be flexible which allows them to be custom configured to accommodate specific water quality problems and volume requirements. The retail price of a typical point-of-entry system ranges from $750 to $2,500.

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

The market for water filtration and purification devices is comprised of a diverse spectrum of product applications and perceived market needs. To determine which market niches present the most attractive and appropriate opportunities for WTC, the Company evaluated each market need in light of the Company's competitive strengths. Management believes that the Company's strengths reside in the technical advantages of the PentaPure(R) and in the unique product design characteristics of its new InLine systems. Management believes that the efficacy and efficiency of the PentaPure(R) enables it to design smaller, less expensive and more effective water purification devices than most competing technologies or products. This technology has permitted the design of water purification devices that do not require energy, pressure or multiple passes to achieve effective water purification. The patented PentaPure(R) technology, combined with the Ecosorb filtration media and patented filtration designs, produce effective, efficient, high-quality and low cost water purification systems with low to non-detectable iodine residual levels.

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

In the U.S. market, the Company is focusing its efforts on OEM customers with the PentaPure(R) InLine Systems product line. The InLine Systems are sold under the WTC brand name and the Amana(R) Clean n'Clear(TM) brand. The Company is seeking to supply this product line to other niche markets through strategic marketing partners with the Company maintaining its role as the manufacturer.

                             DISTRIBUTION AND SALES

U.S. MARKET

Beginning in late 1996 and into 1997, the Company began a new marketing strategy that focuses the Company's sales and distribution efforts to OEM customers. Because the Company has limited capital strength, the Company is implementing sales strategies that utilize the brand recognition and the sales and distributions networks of the OEM. In prior years, the Company had established a network of independent sales representatives which had office locations throughout the U.S. This arrangement had limited success. The Company, in a limited capacity, does continue to support this network of sales representatives in target markets such as the outdoor recreation, catalogue and mail order, housewares, hardware home centers and specialty retailer markets.

During 1997, the Company's domestic sales accounted for 36% of total net sales. Amana Inc., the largest domestic customer, accounted for 25% of total net sales.

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

During 1997, the Company's international sales accounted for 64% of total net sales. Two of the Company's largest customers during 1997, representing 28% of total net sales, were Ekonet and U.S. Pacific Expo.

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

Due to the broad spectrum of product and market applications in the water filtration and purification industry, both domestically and internationally, and the breadth of the Company's product lines, there are many companies that compete with one or more of the Company's products. The largest and best known companies with whom WTC competes include NSA, Brita

(USA), Inc., SweetWater, Inc., Katadyn, Recovery Engineering, Inc. (PUR), Everpure, Inc., Culligan, EcoWater, US Filtration, General Ecology, Inc., Ametek, Inc., Pollenex, Amway, Cuno and Dalton Ceramics. Several of these competitors are significantly larger than the Company, but none competes directly against all of its product lines.


                           MANUFACTURING AND SUPPLIERS

The Company out-sources most of its manufacturing and product assembly. Most of the vendors that manufacture component parts for the Company's products utilize tooling owned by the Company. Management believes that for most of the component parts used in the Company's products there are multiple vendors that could manufacture such parts for the Company should any of the current suppliers be unable or unwilling to do so.

BOWMAN INDUSTRIES, INC.

In 1997 and prior years, Bowman Industries, Inc. ("Bowman") provided production and assembly services exclusively to the Company. The Company paid Bowman an amount equal to all costs and operating expenses incurred by Bowman. The Company treated its arrangement with Bowman as an independent contractor relationship. During the years ended December 31, 1997 and 1996, the Company paid Bowman a total of $289,000 and $254,500, respectively, under this arrangement. Beginning on January 1, 1998, the employees of Bowman became employees of the Company and all operating expenses related to Bowman will be directly paid to the vendors by the Company.

HYBRID TECHNOLOGIES CORP.

The Company utilizes the services of Hybrid Technologies Corp. ("Hybrid"), an independent contractor, to manufacture the iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell the iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental uses and does not compete with the Company in any of its product applications.

TAPEMARK COMPANY

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, and is also the CEO, Chairman of the Board and largest shareholder for Tapemark. Tapemark also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehouse and shipping. During the year ended December 31, 1997 and 1996, the Company paid Tapemark a total of $110,900 and $74,600, respectively, for these services.

POROUS MEDIA CORPORATION

Effective June 15, 1997, the Company entered into a five year requirements contract with Porous Media under which the Company will purchase all of its cyst filter requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by Robert Klas, Sr., subject to a $100,000 limitation on the guaranty.

                              INTELLECTUAL PROPERTY

The Company has an exclusive license from KSURF to commercialize iodinated resin processes developed by KSU scientists and patented in the U.S. and certain foreign countries. The Company's license is exclusive except for KSU's right to conduct scientific research. Under the terms of the license agreement, the Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales, and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. Royalty expenses were $75,000 for the years ended December 31, 1997 and 1996. Royalties for 1997 were settled with the issuance of 75,000 shares of the Company's common stock.

In November 1993, KSURF agreed to the inclusion under the license agreement of certain technology for the manufacture of two new resins developed by KSU scientists which are designed to remove residual iodine and iodide from iodinated resin-treated water and a membrane technology designed for air disinfection and other potential applications.

Although the Company recognizes that the KSURF patents may offer only limited protection, the Company believes its own technical expertise, many years of iodinated resin manufacturing experience, responsiveness to marketplace demands and trade secrets developed over the years are as important to its competitiveness as patent protection.

The Company has obtained federal registration for its trademark PentaPure(R) and related logos. The Company places such trademarks on all its resin-containing products and related marketing materials, and normally requires or encourages OEMs who incorporate PentaPure(R) in their own products to place the trademark on their packaging and marketing material. The Company believes that brand recognition of PentaPure(R) and the superior quality and unique product applications of its resin will assist the Company in retaining customers.

                            RESEARCH AND DEVELOPMENT

The Company is committed to its long-term investment in research and development activities. The Company utilizes several independent consultants to perform, coordinate or contribute to its research and development program. These consultants include: Dr. George Marchin, an associate professor of microbiology and immunology at Kansas State University; Gerald Enoksen, a consulting chemical engineer and principal of Hybrid Technologies, Corp.; and Michael Kuehn, a consulting design engineer. The Company's current research and development efforts is to acquire National Sanitation Foundation
(NSF) approval for the PentaPure(R) InLine Filtration Systems product line in 1998. NSF provides independent certification regarding the Company's performance claims of its filtration devices.

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

                                    EMPLOYEES

As of March 6, 1998, the Company had 17 full time employees, consisting of one in administration, five in sales and marketing, two in finance, and nine in production. In addition, the Company utilizes the services of three consultants in the areas of research and development. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                               ITEM 2. PROPERTIES

The Company leased approximately 11,000 square feet of improved office and light manufacturing space at its corporate offices at 14405 21st Avenue North, Minneapolis, Minnesota 55447. Under the lease, which was terminated on March 1, 1998, the Company paid base rent of $6,424 per month and a pro rata share of real estate taxes and operating expenses. During 1997, the average total monthly rent for this space was $10,500. The Company was released from its lease commitment without penalty.

 On March 1, 1998, the Company entered into a twelve month lease with Tapemark for manufacturing and office space. The new address for the corporate offices is 150 Marie Avenue East, West St. Paul, Minnesota 55118-4000. The lease term is one year with rent consisting of an option for 112,000 shares of the Company's common stock at a price of $0.3125 per share. The option is immediately exercisable with an expiration date of December 31, 2000. The Company will make no cash payments to Tapemark for rent, general utilities, pro rata taxes and special assessments, or build-out costs. The Company will be responsible for incremental utilities.

The Company also leases approximately 10,500 square feet of warehouse space at 14495 23rd Avenue North, Minneapolis, Minnesota 55447. Under the lease, which expires in April 1998, the Company pays base rent of $3,338 per month and a pro rata share of real estate taxes and operating expenses. During 1997, the average total monthly rent for this space was $5,384.

On February 23, 1998, the Company entered into a new lease agreement for approximately 8,200 square feet of warehouse space at 2955 Lone Oak Circle, Eagan, Minnesota 55121. Under the term of a lease, which expires on February 28, 2001, the Company pays base rent of $2,369 per month for the first two years and $2,538 for the third year and a pro rata share of real estate taxes and operating expenses. The Company has the option to cancel the lease on February 29, 2000 for a cancellation fee of $4,000.

On February 1, 1997, the Company entered into a six month lease agreement for approximately 5,000 square feet of warehouse space in Kennedy, Minnesota. The Company continues to renew the lease every six months. The Company pays base rent of $250 per month and also the operating expenses associated with the building.

                            ITEM 3. LEGAL PROCEEDINGS

This item is not applicable.

                   ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

This item is not applicable.

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock traded on the National Association of Securities Dealers ("NASD") Small Cap Market from October 4, 1991 until July 14, 1994. Since July 14, 1994, the Company's Common Stock has been quoted on the Over The Counter Bulletin Board ("OTC") under the listing of WTCO.

The following table sets forth the quarterly high and low bid prices for the periods indicated, as reported on the OTC Bulletin Board. The prices listed are inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company obtained this information from the Dow Jones News/Retrieval reporting service.

--------------------------------------------------------------------------------
                        PERIOD                       LOW BID         HIGH BID
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1996             January 1 - March 31               $ 1   5/8       $ 3  1/4
--------------------------------------------------------------------------------
                 April 1 - June 30                  $ 1   3/4       $ 2  5/8
--------------------------------------------------------------------------------
                 July 1 - September 30              $ 1   1/4       $ 2  3/8
--------------------------------------------------------------------------------
                 October 1 - December 31            $ 1   1/4       $ 2  3/8
--------------------------------------------------------------------------------
1997             January 1 - March 31               $ 1             $ 1  15/16
--------------------------------------------------------------------------------
                 April 1 - June 30                  $    13/16      $ 1
--------------------------------------------------------------------------------
                 July 1 - September 30              $    11/16      $    95/100
--------------------------------------------------------------------------------
                 October 1 - December 31            $     1/4       $    13/16
--------------------------------------------------------------------------------
1998             January 1 - March 6                $     5/16      $    27/32
--------------------------------------------------------------------------------

The Company's Common Stock was held by approximately 700 stockholders as of March 6, 1998.

CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

GOING CONCERN. The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $1,512,760 and $3,038,536, and cash used by operating activities was $1,691,400 and $2,314,394, for the years ended December 31, 1997 and 1996, respectively. In addition, as of December 31, 1997, the Company has a deficiency in working capital of $1,668,801 and an accumulated deficit of $14,286,380.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1997 were met principally through the issuance of common stock in lieu of cash payment for the settlement of certain expenses and debt aggregating $299,134, borrowings of $1,100,000 from the Chairman of the Board, and borrowings of $500,000 from a company affiliated with the Chairman of the Board.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources; b) converting existing short term and long term debt into equity securities; c) pursuing and obtaining NSF and EPA approval for the new PentaPure(R) InLine filtration and purification systems to increase sales to OEM customers in both the domestic and international markets; d) identifying alternative uses for the PentaPure(R) technology in other industry segments, such as the medical filtration and medical devices segments, to maximize the Company's technology to its competitive advantage; e) continuing to reduce non-valued added selling, general and administrative expenses; and f) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance that these plans can be successfully accomplished.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

NET SALES. The Company had net sales of $3,284,685 for the year ended December 31, 1997 representing an increase of 11.8% from prior year net sales of $2,937,196. During 1997 the average selling prices of the Company's products generally remained unchanged. Therefore, the increase in sales reflects increases in the number of units sold as well as a change in product mix.

The increase in total net sales is attributable to the Company's increase in domestic sales of 30% over 1996. In 1997, domestic sales were $1,186,000 or 36% of total net sales, compared to $915,000 or 31% in 1996. In the third quarter of 1996, the Company began shipping filtration and purification systems to a major appliance manufacturer for both the domestic and international markets. This customer accounted for 25% of total net sales for 1997 compared to 8% in 1996. The Company anticipates increased revenues in the domestic marketplace because of regulatory approval for the PentaPure(R) InLine systems and focusing its marketing efforts towards new and existing OEM customers.

International sales were 64% of total net sales in 1997 compared to 69% in 1996. In the first half of 1997, the Company generated revenue growth in Asia from a new distributor relationship in the countries of Korea and Malaysia, which accounted for 12% of total net sales in 1997. However, in the second half of the year, the demand for the Company's products dropped significantly in these markets due to the Asian financial crisis and the strong U.S. dollar.

Ekonet Sp. z.o.o., located in Poland, continues to be the Company's largest international customer with 16% of total net sales, compared to 30% in 1996. In late 1997, the Company made arrangements with Ekonet to sell direct to Ekodar, their largest distributor in Russia. As a result, sales to Ekonet will be significantly less than in prior years. The Company anticipates sales to Ekodar in 1998 will more than offset the sales decline to Ekonet.

The Company's international sales tend to consist of a limited number of high-value shipments. The Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, will, at the current sales levels, create the possibility that sales could fluctuate significantly from quarter to quarter.

To date, the Company has required all payments from customers to be in U.S. dollars. Thus, the Company has not been subject to currency exchange rate fluctuations directly. To the extent that a foreign customer's currency weakens against the U.S. dollar, the Company's products will become more expensive in the foreign market, and the resulting relative price increase would be expected to affect the demand for the Company's products. Beginning in the third quarter of 1997, foreign currency exchange rate fluctuations had a material negative impact on the demand for the Company's products in foreign markets, especially in the Asian market.

COST OF GOODS SOLD. For the years ended December 31, 1997 and 1996, the cost of goods sold was $2,937,670 and $3,092,794, representing 89.4% and 105.3% of total net sales, respectively. A significant factor contributing to the Company's improvement in cost of goods sold was the reduction of slow moving or obsolete inventory reserve relative to total net sales. The Company wrote off $108,000 and $463,000 in 1997 and 1996, respectively, for either slow moving or obsolete inventory. These write-offs represent 3.3% and 15.8% of net sales in 1997 and 1996, respectively.

To reduce large inventory write-offs and implement new production methods and quality assurance programs, the Company hired a new Director of Manufacturing. Improvements in these areas during the year helped reduce manufacturing costs and costs associated with returned goods or defective products. The Company is attempting to evaluate and improve its raw material component costs and manufacturing processes and further reduce its production overhead expenses.

GROSS PROFIT (LOSS). For the years ended December 31, 1997 and 1996, the Company recognized a gross profit of $347,015 and a gross (loss) of $(155,598), respectively, representing

10.6% and (5.3)% of total net sales. The Company believes it can continue to improve its gross profit margins. However, margins may be negatively impacted if the Company is successful in increasing sales to OEMs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1997 and 1996, selling, general and administrative expenses were $1,371,663 and $2,388,065, representing 41.8% and 81.3% of total net sales, respectively.

SALES AND MARKETING EXPENSES - For the years ended December 31, 1997 and 1996, sales and marketing expenses were $724,355 and $1,249,500, respectively, representing 22.1% and 42.5% of total net sales, respectively.

Significant reductions in selling and marketing expenses in 1997 were due primarily to reductions in salaries and related expenses of $213,000 due to lower head count, commissions to independent sales representative expenses of $130,000, and marketing brochures and advertising expenses of $82,000.

Beginning in late 1996 and into 1997, the Company began a new marketing strategy that focuses the Company's sales and distribution efforts to OEM customers. Because the Company has limited capital, the Company is implementing sales strategies that utilize the brand recognition of the OEM and the sales and distributions networks of the OEM. The Company expects sales and marketing expenses to continue to decrease in 1998 due to increased sales to OEM customers, which absorb their own sales and marketing expenses.

The Company continues to use independent sales representatives in marketing its products internationally. Management is continuing to evaluate their market penetration effectiveness and their commission rate structure. The Company anticipates implementing new agreements or discontinuing existing relationships altogether.

GENERAL AND ADMINISTRATIVE EXPENSES - For the years ended December 31, 1997 and 1996, general and administrative expenses were $647,308 and $1,138,565, respectively, representing 19.7% and 38.8% of total net sales, respectively.

The decrease in general and administrative expenses in 1997 was primarily due to reductions in salaries and related expenses of $149,000 due to lower head count, bad debt expense of $48,000, professional and outside service fees of $128,000, and litigation settlements of $70,000. The Company incurred significant professional fees and outside service fees in 1996 related to resolving litigation matters and expenses associated with an independent evaluation of the Company to raise capital.

On March 1, 1998, the Company relocated it's corporate offices to the Tapemark Company. The lease term is for one year with rent consisting of an option for 112,000 shares of the Company's common stock at a price of $0.3125 per share. The Company will make no cash payments to Tapemark for rent, general utilities, pro rata taxes and special assessments, or build-out costs. The Company anticipates that it will significantly reduce it's operating expenses as a result of this lease. In addition, Management continues to evaluate other general and administrative expenses that can be either reduced or eliminated to help the Company reach profitability.

RESEARCH AND DEVELOPMENT EXPENSES. For the years ended December 31, 1997 and 1996, research and development expenses were $140,834 and $169,185, respectively. While the Company is committed to its long-term investment in research and development, such expenses tend to fluctuate related to, in part, the Company's available resources. The Company's current research and development efforts is to acquire NSF approval for the PentaPure(R) InLine Filtration Systems product line in 1998.

NET OPERATING LOSS CARRYFORWARDS. The Company has a federal net operating loss ("NOL") carryforward of approximately $13,300,000 at December 31, 1997. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in controlling interest resulted in part from the Ecomaster/WAPCO transactions. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

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

The Company's international marketing and distribution relationships had mixed results in 1996. Ekonet Sp. z.o.o., located in Poland, was the Company's largest customer with 30% of total net sales. The Company has entered into several new strategic relationships for marketing representation and distribution.

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

COST OF GOODS SOLD. For the years ended December 31, 1996 and 1995, the cost of goods sold was $3,092,794 and $2,875,884, representing 105.3% and 99.8% of net sales, respectively. A significant factor contributing to the Company's current high cost of goods sold relative to net sales is that the Company wrote off $463,000 and $225,000 in 1996 and 1995, respectively, for either obsolete or slow moving inventory. These write-offs represent 15.8% and 7.8% of net sales in 1996 and 1995, respectively. To reduce the effects of large inventory write-offs going forward, the Company has implemented more stringent controls in the areas of purchasing, inventory management, product development and design changes, manufacturing and quality assurance.

GROSS (LOSS) PROFIT. For the years ended December 31, 1996 and 1995, the Company recognized a gross (loss) of ($155,598) and a gross profit of $6,620, respectively, representing (5.3%) and 0.2% of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the years ended December 31, 1996 and 1995, selling, general and administrative expenses were $2,388,065 and $2,612,115, representing 81.3% and 90.6% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the years ended December 31, 1996 and 1995, sales and marketing expenses were $1,249,500 and $1,281,143, respectively.

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

GENERAL AND ADMINISTRATIVE EXPENSES - For the years ended December 31, 1996 and 1995, general and administrative expenses were $1,138,565 and $1,330,972, respectively.

The decrease in general and administrative expenses from 1996 to 1995 was due to reductions in bad debt expense of $64,000 and litigation settlements and employee separation agreements of $178,000. These cost reductions were partially offset by a charge of $39,000 in 1996 related to the writedown of certain long-term assets.

RESEARCH AND DEVELOPMENT EXPENSES. For the years ended December 31, 1996 and 1995, research and development expenses were $169,185 and $268,843, respectively. While the Company is committed to its long-term investment in research and development, such expenses, by their nature, tend to fluctuate in amount and as a percentage of sales. The Company's current research and development focus is to improve quality and lower manufacturing costs on existing products.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,668,801 compared with a working capital deficit of $713,153 as of December 31, 1996. During 1997, the Company funded its operations primarily through cash advances of $1,100,000 and $500,000 from the Chairman of the Board and a company affiliated with the Chairman, respectively.

For the year ended December 31, 1997 cash decreased $48,083 due to cash used in operations of $1,691,400 offset by $1,593,860 from financing activities and $49,457 from investing activities. Significant cash uses by operations included the net loss and decreases in current liabilities of $576,133 and an increase in inventory, exclusive of the provision for obsolete inventory, of $540,553, partially offset by a decrease in accounts receivable of $478,708. Net cash used in investing activities consisted of purchases of property and equipment of $42,127 less applications of restricted cash of $86,810. Net cash provided by financing activities resulted from cash advances from notes payable of $1,100,000 from the Chairman of the Board and $500,000 from a company affiliated with the Chairman of the Board, and proceeds of $15,000 from the sale of common stock, which was partially offset by payments on long-term debt of $21,140.

For the year ended December 31, 1996 cash increased $19,835 primarily due to $2,339,680 from financing activities which was essentially offset by cash used in operations of $2,314,394. Significant cash uses by operations included the net loss, a decrease in accounts payable of $279,929 and an increase in inventory, exclusive of the provision for obsolete inventory, of $269,352, offset by a decrease in accounts receivable of $155,764 and an increase in accrued expenses of $268,866. Net cash used in investing activities consisted of purchases of property and equipment of $152,357 less applications of restricted cash of $146,906. Net cash provided by financing activities resulted primarily in issuance of common stock of $900,000, cash advances and collection of promissory notes of $1,300,000 from the Chairman, and a $250,000 expansion of the bank line of credit, offset by payments to an affiliated company of $100,000 and payments on long-term debt of $10,320.


The Company estimates that it will have working capital needs of approximately $1,000,000 during 1998 to fund its operations and continue market introduction of the PentaPure(R) InLine systems product line. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. The Company anticipates that it will have capital expenditures for equipment and computer hardware and software enhancements of approximately $150,000 in 1998.

At December 31, 1997, the Company has a $750,000 note payable to a financial institution which is secured by a security interest in the Company's assets, is guaranteed by the Chairman of the Board, and is due on May 31, 1998. If the note is not renewed, and the Company is required to pay off the $750,000 balance, the Company's liquidity will be adversely affected.

On January 1, 1998, the Company entered into an agreement to extend the $1,100,000 demand note payable to the Chairman through June 30, 1998. In addition, $30,673 of interest accrued at December 31, 1997 was included in the new note payable. Interest will accrue at a rate of prime plus 1% payable at maturity.

On January 1, 1998, the Company entered into an agreement to extend the $500,000 demand note payable to a company affiliated with the Chairman through June 30, 1998. Interest will accrue at a rate of prime plus 2% payable at maturity.

On January 7, 1998, the Company entered into an agreement to borrow an additional $500,000 from the Chairman. The loan matures on June 30, 1998 and accrues interest at a rate of prime plus 1%. Through March 6, 1998, $200,000 had been advanced under this agreement.

Effective June 15, 1997, the Company entered into a requirements contract. The minimum commitment is approximately $172,000 per contract year beginning June
15. Through December 31, 1997, the Company had fulfilled $36,000 of this commitment. Although the Company's performance, up to $100,000, is guaranteed by the Chairman of the Board, failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

The Company's plan of operations over the next 12 months is to further develop its OEM customer base and its sales of the PureIt(R) InLine point-of-use systems in both the domestic and international markets. In addition, the Company will continue to develop new marketing and distribution channels in international markets and will attempt to increase sales through existing channels.

The Company is also evaluating its available options to raise capital. These options include, but are not limited to, private placements of debt or equity securities to accredited investors, registered offerings of the Company's common stock and strategic partnership or joint venture arrangements. In addition, the Company will evaluate the possibility of converting to equity some or all of its outstanding short term and long term debt. There is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company's efforts to raise additional capital are not successful, the Company's operations may be negatively impacted.

FOREIGN CURRENCY EFFECTS

The Company's transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on the Company. However, beginning in third quarter 1997, foreign currency exchange rate fluctuations had a material negative impact on the demand for the Company's products in certain foreign markets, especially in the Asian market.

EFFECTS OF INFLATION

The Company believes that, during the periods discussed above, inflation has not had a material impact on the Company's business.

IMPACT OF RECENT ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, effective December 31, 1997. SFAS No. 128 requires the Company to report both basic and diluted earnings pre share (EPS). The change in methodology of the basic and diluted EPS calculations had no effect on the Company's EPS as previously reported. Net loss per common share for 1997 and 1996 is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Warrants, options, and convertible preferred stock have been excluded from the computations because the effect is antidilutive.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 is effective for the Company for the year ended December 31, 1998, and requires expanded disclosure regarding the Company's business segments, geographic sales and major customers. Although the Company has not completed its evaluation of SFAS No. 131, it is not expected to require a significant change to the Company's current disclosure.

YEAR 2000 COMPLIANCE

The Company has begun evaluating its computer hardware and software for compliance with Year 2000 requirements, and believes that expected costs for compliance will not be material to its results of operations or liquidity. The Company is in the process of becoming Year 2000 compliant at an initial estimated cost of $10,000. In addition, the Company is proactively requiring key suppliers to certify their compliance.

NOTIFICATION REGARDING FORWARD LOOKING INFORMATION

Except for historical information contained herein, certain statements are forward looking statements that involve risks and uncertainties, including, but not limited to, the results of financing efforts and sufficiency of working capital requirements, product demand and market acceptance risks, customer mix, the effect of economic conditions including the Asian economic downturn, the impact of competitive products and pricing, product development, commercialization and technological difficulties, supply constraints or difficulties, and actual purchases under agreements. The actual results that the Company achieves may differ materially from these forward looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this 10-KSB report. Readers are urged to carefully review and consider the various disclosures made by the Company's other filings with the Securities and Exchange Commission that advise interested parties of the risks and uncertainties that may effect the Company's financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS


The following consolidated financial statements of the Company are set forth on pages 28 through 45 of the Form 10-KSB:

Independent Auditors' Report                                            28

Consolidated Balance Sheets as of December 31, 1997 and 1996            29

Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996                                            30

Consolidated Statements of Stockholders' Deficit for the
  Years Ended December 31, 1997 and 1996                                31

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996                                            32

Notes to Consolidated Financial Statements for the Years Ended
  December 31, 1997 and 1996                                            34

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WTC Industries, Inc. and subsidiaries
West Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheets of WTC Industries, Inc. (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, deficiency in working capital, and net stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Minneapolis, Minnesota
March 6, 1998

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------

                                                                      1997             1996
ASSETS (NOTE 4)

CURRENT ASSETS:
   Cash                                                           $      5,241     $     53,324
   Accounts receivable, net of allowance for doubtful accounts
     of $16,000 and $19,000                                            153,303          632,011
   Inventories (Note 3)                                              1,084,448          651,895
   Prepaid expenses and other                                            8,120           31,651
                                                                  ------------     ------------
         Total current assets                                        1,251,112        1,368,881

PROPERTY AND EQUIPMENT, net (Notes 3 and 4)                            245,659          387,987

OTHER ASSETS (Notes 2 and 4)                                            38,407          144,344
                                                                  ------------     ------------
                                                                  $  1,535,178     $  1,901,212
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Demand notes payable to related parties (Notes 4 and 12)       $  1,600,000     $    186,407
   Note payable to bank (Note 4)                                       750,000          750,000
   Current maturities of long-term obligations (Note 4)                  5,729            9,309
   Accounts payable                                                    199,355          624,045
   Customer deposits                                                   100,854           66,639
   Accrued interest payable                                             87,895           42,790
   Accrued expenses                                                    176,080          402,844
                                                                  ------------     ------------
         Total current liabilities                                   2,919,913        2,082,034

LONG-TERM OBLIGATIONS, net of current maturities (Note 4)            1,458,654        1,463,941

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT (Notes 4, 5, and 6):
   Common stock                                                        110,352          106,917
   Additional paid-in capital                                       11,347,639       11,021,940
   Officer receivable                                                  (15,000)
   Accumulated deficit                                             (14,286,380)     (12,773,620)
                                                                  ------------     ------------
                                                                    (2,843,389)      (1,644,763)
                                                                  ------------     ------------
                                                                  $  1,535,178     $  1,901,212
                                                                  ============     ============


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

----------------------------------------------------------------------------------

                                                           1997             1996
NET SALES (Note 10)                                  $  3,284,685     $  2,937,196

COST OF GOODS SOLD (Notes 9, 11 and 12)                 2,937,670        3,092,794
                                                     ------------     ------------

GROSS PROFIT (LOSS)                                       347,015         (155,598)

EXPENSES:
   Selling, general, and administrative (Note 11)       1,371,663        2,388,065
   Research and development                               140,834          169,185
                                                     ------------     ------------
                                                        1,512,497        2,557,250
                                                     ------------     ------------

LOSS FROM OPERATIONS                                   (1,165,482)      (2,712,848)

OTHER EXPENSE (INCOME):
   Interest income                                           (306)          (2,547)
   Interest expense                                       294,433          244,771
   Other                                                   53,151           83,464
                                                     ------------     ------------
                                                          347,278          325,688
                                                     ------------     ------------

NET LOSS                                             $ (1,512,760)    $ (3,038,536)
                                                     ============     ============

NET LOSS PER COMMON SHARE - Basic and Diluted        $      (0.14)    $      (0.30)
                                                     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                         10,895,000       10,153,000
                                                     ============     ============


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

------------------------------------------------------------------------------------------------------------------------------------

                                       PREFERRED STOCK       COMMON STOCK       ADDITIONAL                                 TOTAL
                                      ------------------ -------------------     PAID-IN     OFFICER      ACCUMULATED  STOCKHOLDERS'
                                       SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL    RECEIVABLE      DEFICIT       DEFICIT
                                      -------- --------- ---------- ---------  ----------- ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1995            6,800   $ 6,800  8,289,773   $  82,898  $ 8,039,159              $ (9,735,084) $ (1,606,227)

   Issuance of common stock on
     conversion of debt and receipt of
     cash and promissory note to
     Chairman of the Board (Note 5)                      2,400,000      24,000    2,976,000                               3,000,000
   Conversion of preferred stock into
     common stock (Note 5)             (6,800)   (6,800)     1,925          19        6,781
   Net loss                                                                                                (3,038,536)   (3,038,536)
                                      -------   ------- ----------   ---------  -----------   ---------  ------------  ------------

BALANCE AT DECEMBER 31, 1996             --        --   10,691,698     106,917   11,021,940               (12,773,620)   (1,644,763)

   Issuance of common stock in
     settlement of lawsuit (Note 7)                         25,000         250       49,750                                  50,000
   Issuance of common stock for
     payment of royalty fees (Note 11)                      75,000         750       74,250                                  75,000
   Exercise of stock options (Note 6)                       50,000         500       29,500   $ (15,000)                     15,000
   Conversion of debt into common
     stock (Note 4)                                        193,482       1,935      172,199                                 174,134
   Net loss                                                                                                (1,512,760)   (1,512,760)
                                      -------   ------- ----------   ---------  -----------   ---------  ------------  ------------

BALANCE AT DECEMBER 31, 1997             --     $  --   11,035,180   $ 110,352  $11,347,639   $ (15,000) $(14,286,380) $ (2,843,389)
                                      =======   ======= ==========   =========  ===========   =========  ============  ============


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------

                                                                        1997             1996
OPERATING ACTIVITIES:
   Net loss                                                        $(1,512,760)     $(3,038,536)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
     Depreciation                                                      182,453          211,042
     Amortization                                                       19,126           75,938
     Provision for obsolete inventory                                  108,000          463,000
     Royalty fees paid in common stock                                  75,000
     Provision for loss on minimum purchase commitment                  54,000
     (Gain) loss on sale of fixed assets                                (2,772)          66,368
     Changes in operating assets and liabilities:
       Accounts receivable                                             478,708          155,764
       Inventories                                                    (540,553)        (269,352)
       Current and other assets                                         23,531           32,445
       Accounts payable                                               (424,690)        (279,929)
       Other accrued liabilities                                      (151,443)         268,866
                                                                   -----------      -----------
           Net cash used in operating activities                    (1,691,400)      (2,314,394)

INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (42,127)        (152,357)
   Proceeds from sale of fixed assets                                    4,774
   Restricted cash                                                      86,810          146,906
                                                                   -----------      -----------
           Net cash provided by (used in) investing activities          49,457           (5,451)

FINANCING ACTIVITIES:
   Proceeds of loans from director/stockholder                       1,100,000          400,000
   Proceeds from collection of promissory note                                          900,000
   Proceeds of loan from affiliated entity                             500,000
   Payments on loan from director/stockholder                          (12,473)
   Payments on loan from affiliated entity                                             (100,000)
   Payments on long-term obligations                                    (8,667)         (10,320)
   Borrowings under bank line of credit                                                 250,000
   Proceeds from sale of common stock                                   15,000          900,000
                                                                   -----------      -----------
           Net cash provided by financing activities                 1,593,860        2,339,680
                                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH                                        (48,083)          19,835

CASH AT BEGINNING OF YEAR                                               53,324           33,489
                                                                   -----------      -----------

CASH AT END OF YEAR                                                $     5,241      $    53,324
                                                                   ===========      ===========


WTC INDUSTRIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------------------

                                                                       1997           1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash paid during the year for interest                          $  249,328     $  270,021

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
   Common stock issued on conversion of long-term
     debt and accrued interest                                        174,134      1,200,000
   Common stock issued in exchange for promissory note                 15,000        900,000
   Common stock issued in settlement of  lawsuit, accrued at
     December 31, 1996                                                 50,000
   Common stock issued for payment of royalty fees                     75,000
   Amounts due to Former CEO refinanced to long-term debt from
     accrued expenses                                                                186,607
   Conversion of preferred stock to common stock                                       6,800


See notes to consolidated financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

      BUSINESS - WTC Industries, Inc. (WTC) was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). The majority of the Company's sales have been to foreign customers or to customers in the United States who ultimately resold the products to foreign customers (see Note 10).

      GOING CONCERN - The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $1,512,760 and $3,038,536, and cash used by operating activities was $1,691,400 and $2,314,394 for the years ended December 31, 1997 and 1996, respectively. In addition, as of December 31, 1997, the Company had a deficiency in working capital of $1,668,801 and an accumulated deficit of $14,286,380.

      These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1997 were met principally through the issuance of common stock in lieu of cash payment for the settlement of certain expenses and debt aggregating $299,134, borrowings of $1,100,000 from the Chairman of the Board, and borrowings of $500,000 from a company affiliated with the Chairman of the Board.

      Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure (a) raising additional capital through private or public placements of debt or equity securities or through other sources; (b) converting existing short-term and long-term debt into equity securities; (c) pursuing and obtaining National Sanitation Foundation and Environmental Protection Agency approval for the new PentaPure(R) InLine point-of-use filtration and purification systems to increase sales to OEM customers in both the domestic and international markets; (d) identifying alternative uses for the PentaPure(R) technology in other industry segments, such as the medical filtration and medical devices segments, to maximize the Company's technology to its competitive advantage; (e) continuing to reduce non-value-added selling, general, and administrative expenses; and (f) improving the Company's productions processes and quality controls to increase gross profit margins. There is no assurance that these plans can be successfully accomplished.

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

      REVENUE RECOGNITION - The Company recognizes revenue upon shipment of the product.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line and double-declining balance basis over estimated useful lives of three to seven years for equipment and over the lease term for leasehold improvements.

      LOAN ACQUISITION COSTS - Loan acquisition costs represent fees paid in connection with the sale of private placement units during 1994. Such costs are being amortized by the straight-line method over five years, the term of the private placement promissory notes. Other assets includes $78,125 of loan acquisition costs net of accumulated amortization of $53,864 and $36,739 at December 31, 1997 and 1996, respectively.

      TRADEMARKS AND PATENTS- The cost of trademark registration is being amortized by the straight-line method over five years. The Company's patent costs are charged to operations as incurred unless the cost exceeds $5,000, in which instance the costs are capitalized and amortized over a period not to exceed the life of the applicable patent. Expenditures for patents not owned by the Company, but utilized through a license agreement, are charged to operations as incurred. At December 31, 1997 and 1996 the Company had trademarks and patents of $98,014 with accumulated amortization of $97,493 and $95,492, respectively.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company continually evaluates the carrying value of trademarks, patents, and other long-lived assets on an ongoing basis, based on a number of factors, including operating results, business plans, budgets, and economic projections. In addition, the Company's evaluation considers nonfinancial data such as continuity of personnel, changes in the operating environment, competitive information, market trends, and business relationships. Based on this evaluation, patents with a net book value of $39,311 were written off and are included in amortization expense during 1996. No impairment occurred during 1997.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, management estimates that the carrying value of long-term debt approximates fair value due to the variable interest feature of the debt. The carrying value of all other financial instruments approximates fair value due to the short-term nature of the instruments.

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128 - The Company has adopted SFAS No. 128, EARNINGS PER SHARE, effective December 31, 1997. SFAS No. 128 requires the Company to report both basic and diluted earnings per share (EPS). The change in methodology of the basic and diluted EPS calculations had no effect on the Company's EPS as previously reported. Net loss per common share for 1997 and 1996 is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Warrants, options, and convertible preferred stock representing 3,270,997 and 2,975,269 shares of common stock at December 31, 1997 and 1996, respectively, have been excluded from the computations because the effect is antidilutive.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. These reclassifications had no impact on net loss or stockholders' deficit as previously reported.

3.    BALANCE SHEET ACCOUNTS

      Inventories consisted of the following at December 31:


                                            1997           1996

      Raw materials                     $  670,943     $  459,724
      Work-in-process                      118,557         33,408
      Finished goods                       294,948        158,763
                                        ----------     ----------
                                        $1,084,448     $  651,895
                                        ==========     ==========

      Property and equipment consisted of the following at December 31:

                                            1997           1996

      Office equipment                  $  278,340     $  272,598
      Machinery and equipment              573,631        540,583
      Leasehold improvements                54,363         54,363
      Art                                   19,825         19,825
                                        ----------     ----------
                                           926,159        887,369
      Less accumulated depreciation        680,500        499,382
                                        ----------     ----------
                                        $  245,659     $  387,987
                                        ==========     ==========

      Property and equipment at December 31, 1997 and 1996 includes $28,052 and $47,046 of equipment under capitalized leases and $14,026 and $25,510 of related accumulated amortization, respectively. Amortization of the capital lease property has been included in depreciation expense.

4.    NOTES PAYABLE AND LONG-TERM OBLIGATIONS

      Notes payable and long-term obligations consisted of the following at December 31:


                    DESCRIPTION                           1997            1996

      Demand note payable to the Chairman (Note 12)    $1,100,000
      Demand note payable to a company affiliated with
        the Chairman (Note 12)                            500,000
      Note payable to bank                                750,000     $  750,000

      Note payable to Former CEO                                         186,607
      Notes payable from private placement              1,450,000      1,450,000
      Capital leases                                       14,383         23,050
                                                       ----------     ----------
                                                        3,814,383      2,409,657
      Less current maturities                           2,355,729        945,716
                                                       ----------     ----------

                                                       $1,458,654     $1,463,941
                                                       ==========     ==========

      The weighted average interest rate on short-term borrowings outstanding at December 31, 1997 and 1996 was 9.4% and 8.3%, respectively.

      Maturities of long-term obligations at December 31, 1997 are as follows for the years ending December 31:

      1998                                                            $2,355,729
      1999                                                             1,456,872
      2000                                                                 1,782
                                                                      ----------
                                                                      $3,814,383
                                                                      ==========

      DEMAND NOTES PAYABLE TO THE CHAIRMAN AND A COMPANY AFFILIATED WITH THE CHAIRMAN - At December 31, 1997, the Company had $1,100,000 and $500,000 demand notes payable to the Chairman and a company affiliated with the Chairman, respectively. These notes payable accrue interest at a rate of prime (8.5% at December 31, 1997) plus one percent and prime plus two percent, respectively. Principal and accrued interest were due on December 31, 1997 (see Note 12). Interest expense related to these borrowings charged to operations during 1997 was $64,000 of which $44,000 is included in accrued interest payable at December 31, 1997.

      NOTE PAYABLE TO BANK - At December 31, 1997 and 1996, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1998, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman.

      NOTE PAYABLE TO FORMER CEO - During 1996, the Company entered into an agreement with its former Chief Executive Officer (the Former CEO) whereby payment of $159,961 included in current liabilities at December 31, 1995 as well as $26,646 incurred in 1996 was refinanced to a noninterest bearing note payable due March 31, 1997. In 1997, the Company settled the note payable for $51,372 in cash and issuance of 193,482 shares of the Company's common stock valued, based on market price of the common stock , at $174,134.

      PRIVATE PLACEMENT - During 1994, the Company conducted a private placement offering with each $125,000 unit consisting of: (1) $100,000 note payable due May 31, 1999, interest payments due quarterly at prime plus 2%; (2) 25,000 shares of the Company's common stock; and (3) warrants to purchase up to 10,000 shares of the Company's common stock at a purchase price of $2.00 per share any time prior to June 1, 1997. The warrants lapsed without exercise.

      A provision of the private placement required $25,000 of the proceeds from each unit (which aggregated $362,500) to be placed in an escrow account (Restricted Cash) for the payment of interest on the notes. The Company raised an aggregate of $1,812,500 from the offering, including restricted cash of $362,500. Of the 14.5 units sold, 3.75 units were sold to related parties. Other assets include restricted cash of $13 and $86,823 at December 31, 1997 and 1996, respectively.

5.    COMMON AND PREFERRED STOCK

      COMMON STOCK - At December 31, 1997 and 1996, the Company had 20,000,000 shares of $.01 par value common stock authorized and 11,035,180 and 10,691,698 shares, respectively, issued and outstanding.

      During 1996, the Company issued to the Chairman of the Board 2,400,000 shares of common stock and a five-year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note payable in equal monthly installments in April, May, and June of 1996.

      Also in 1996, the Chairman of the Board acquired 1,600,000 shares of restricted common stock from the Former CEO in a private transaction. After these transactions, the Chairman owned more than 50% of the outstanding stock of the Company.

      The value used for these 1996 transactions was determined, in part, based upon fairness opinions obtained from an independent securities firm.

      PREFERRED STOCK - At December 31, 1997 and 1996, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding. At December 31, 1995, each of the shareholders holding preferred shares had agreed to waive all accrued but unpaid dividends and convert their preferred shares into a total of 1,925 shares of common stock. As a result, the Company had not accrued dividends on its preferred stock subsequent to December 31, 1994. The conversion occurred in 1996.

6.    STOCK OPTIONS AND WARRANTS

      INCENTIVE STOCK OPTION PLAN - An Incentive Stock Option Plan (ISOP) was approved on March 31, 1990 which reserved 500,000 shares of common stock for issuance under this plan. As of December 31, 1996, options to purchase 250 shares were outstanding and options to purchase 499,750 shares were available to be granted. The options, exercisable at $7.00 per share, expired in March 1997. No options are outstanding at December 31, 1997

      NONQUALIFIED STOCK OPTION PLAN - During 1994, the Company adopted the 1994 Nonqualified Stock Option Plan (the 1994 Plan). The purpose of the 1994 Plan is to advance the interests of the Company and its stockholders by enhancing the Company's ability to attract and retain qualified persons to perform services for the Company. The maximum number of shares of common stock authorized and reserved for issuance under the 1994 Plan is 1,500,000 shares. Eligible recipients under the 1994 Plan include all employees of the Company, including officers and directors who work for the Company, directors who are not employed by the Company (Outside Directors), and consultants and independent contractors of the Company. Options canceled or lapsed will be available for subsequent grants under the 1994 Plan. As of December 31, 1997, 10,437 options have been issued to Outside Directors under the 1994 Plan.

      During 1994, options to purchase 700,000 shares of common stock were issued to five employees of the Company, including 250,000 issued to the former Chairman of the Company's Board of Directors. During 1995, options to purchase 100,000 of the former Chairman's 250,000 shares were canceled upon his resignation as Chairman. Of the 700,000 options, 300,000 were issued at an option price of $1.00 per share and were immediately exercisable and 400,000 were issued at an option price of $0.50 per share of which 120,000 were exercisable based on certain service vesting requirements and 280,000 were subject to the Company obtaining cumulative income before income taxes for 1995 and 1996 equal to or in excess of $1,000,000. During 1995, 300,000 shares were canceled due to the resignation of the employees. At December 31, 1996, the 110,000 options subject to performance criteria were canceled as the Company did not reach the required level of net income. At December 31, 1997, options to purchase 190,000 shares remain outstanding and exercisable under the 1994 grant.

      1996 QUALIFIED STOCK OPTION PLAN - During 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan). The purpose of the 1996 Plan is to enable the Company and its subsidiaries to retain and attract directors, executives, other employees, and consultants who contribute to the Company's success by their ability, ingenuity, and industry expertise, and to enable such individuals to participate in the long-term success and growth of the Company by giving them a proprietary interest in the Company. The 1996 Plan authorizes the granting of incentive stock options, nonqualified stock options, and restricted stock awards. The maximum number of shares of common stock reserved and available for stock options and restricted stock awards under the 1996 Plan is 500,000 shares (subject to possible adjustment in the event of stock splits or other similar changes in the common stock). Shares of common stock covered by expired or terminated stock options, or forfeited shares of restricted stock, may be used for subsequent grants under the 1996 Plan.

      In accordance with the provisions of the 1996 Plan, Outside Directors are entitled to receive an annual grant of options to purchase $10,000 worth of common stock at the fair market value of such stock on the date of grant but in no event more than 5,000 shares per Outside Director per grant. These options will vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the director ceases to be a member of the Board of Directors. As of December 31, 1997, 10,000 options have been issued to Outside Directors under the 1996 Plan.

      A summary of the stock option transactions under these plans during the two-year period ended December 31, 1997 is as follows:


                                                      Incentive                                             Weighted
                                                        Stock                                                Average
                                                       Option         1994          1996                    Exercise
                                                        Plan          Plan          Plan           Total      Price

      Options outstanding at December 31, 1995             250       590,000            --        590,250     $1.20

      Granted (weighted average fair value $1.53)                                     10,000       10,000      1.75
      Canceled                                                      (200,000)                    (200,000)     1.81
                                                      --------      --------      ----------     --------

      Options outstanding at December 31, 1996             250       390,000          10,000      400,250      0.93

      Granted (weighted average fair value $.84)                       10,437        803,860      814,297      1.21
      Exercised                                                       (50,000)                    (50,000)     0.60
      Expired                                             (250)                                      (250)     7.00
      Canceled                                                                      (323,300)    (323,300)     1.15
                                                      --------      --------      ----------     --------

      Options outstanding at December 31, 1997            --         350,437         490,560      840,997      1.13
                                                      ========      ========      ==========     ========

      Options exercisable at December 31, 1996             250       370,000          10,000      380,250      0.93
                                                      ========      ========      ==========     ========

      Options exercisable at December 31, 1997            --         350,437         127,593      478,030      1.04
                                                      ========      ========      ==========     ========


      Options outstanding and exercisable by price range as of December 31, 1997 is as follows:


                                              Average        Weighted                       Weighted
                                             Remaining        Average                        Average
      Range of Exercise       Number        Contractual      Exercise         Number        Exercise
           Prices           Outstanding        Life            Price        Exercisable       Price
      $0.50 - $1.75           830,560           5.9            $1.11          467,593       $  1.00
      $2.88                    10,437           2.9             2.88           10,437          2.88
                              -------                                         -------
                              840,997                                         478,030
                              =======                                         =======


      The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plans. No compensation cost has been recognized for options issued under the Plans because the exercise price of all options was at least equal to the fair value of the common stock on the measurement date. Had compensation cost for the Company's stock options issued to certain directors and employees been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the effect on the Company's net loss and loss per share would have been as follows:


                                                              1997               1996

      Net loss, as reported                             $  (1,512,760)     $  (3,038,536)
      Net loss, pro forma                                  (1,673,561)        (3,053,865)
      Basic and diluted loss per share, as reported             (0.14)             (0.30)
      Basic and diluted loss per share, pro forma               (0.15)             (0.30)

      The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and represents the difference between the fair market value on the date of grant and the option exercise price. The model uses the following weighted-average assumptions:

                                        1997            1996

      Volatility                        104%             97%
      Risk-free interest rate           6.5%            6.5%
      Expected life (years)                7               5
      Dividend yield                    None            None

      OPTIONS FOR SERVICES - At December 31, 1997 and 1996, 20,000 options at an exercise price of $2.50 per share were issued and outstanding to an unrelated company for services provided. The options are currently exercisable and will expire in 2001. The Company has reserved 30,000 shares of common stock for issuance under this agreement.

      STOCK WARRANTS - In connection with the conversion of debt and issuance of common stock to the Chairman of the Board (see Note 5), the Company issued a warrant to purchase 2,400,000 shares of common stock at an exercise price of $2.00 per share on or before May 22, 2001. At December 31, 1997, the warrant remained exercisable and outstanding.

      During 1997, warrants to purchase an aggregate of 145,000 shares of the Company's common stock at $2.00 per share on or before May 31, 1997, issued in connection with the private placement offering in 1994 (see Note
      4), expired.

      A summary of stock warrant transactions during the two-year period ended December 31, 1997 is as follows:

                                                                Weighted Average
                                                    Number         Exercise
                                                  of Shares     Price Per Share

      Warrants outstanding at December 31, 1995     328,861      $   3.83

        Granted                                   2,400,000          2.00
        Canceled                                   (183,861)         5.27
                                                  ---------

      Warrants outstanding at December 31, 1996   2,545,000          2.00

        Expired                                    (145,000)         2.00
                                                  ---------

      Warrants outstanding at December 31, 1997   2,400,000          2.00
                                                  =========

7.    LITIGATION SETTLEMENTS

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

      POROUS MEDIA CORPORATION - In February 1997, the Company settled a lawsuit brought against it in Hennepin County District Court in Minneapolis, Minnesota by Porous Media Corporation (Porous Media), a supplier of one of the Company's component parts. Under the terms of the settlement, the Company paid Porous Media $32,000 in cash and issued 25,000 shares common stock in February 1997, both of which were accrued in the consolidated financial statements at December 31, 1996.

8.    INCOME TAXES

      No provision for income taxes has been recorded for the years ended December 31, 1997 and 1996 as the Company incurred losses, and it is uncertain whether the Company will realize any benefit from these losses.

      The Company has a federal net operating loss (NOL) carryforward of approximately $13,300,000 at December 31, 1997. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

      A summary of the Company's deferred taxes at December 31 is as follows:

                                                     1997            1996

      Current assets:
        Inventory obsolescence reserve          $   197,000      $   142,000
        Loss on minimum purchase commitment          22,000
        Allowance for doubtful accounts               6,000            8,000
        Warranty reserve                             16,000           39,000
        Compensation and employee benefits           10,000          100,000
        Other                                        12,000            4,000
                                                -----------      -----------
                                                    263,000          293,000
      Less valuation reserve                       (263,000)        (293,000)
                                                -----------      -----------
                                                $        --      $        --
                                                ===========      ===========

      Noncurrent assets:
        NOL carryforwards                       $ 3,051,000      $ 2,451,000
        Less valuation reserve                   (3,051,000)      (2,451,000)
                                                -----------      -----------
                                                $        --      $        --
                                                ===========      ===========

9.    RELATED-PARTY TRANSACTIONS

      Tapemark Company (Tapemark), of West St. Paul, Minnesota, provides assembly and related support services to the Company for certain customers and point-of-use systems. The Company's Chairman and largest stockholder is the CEO and Chairman of the Board for Tapemark. Tapemark also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehousing, and shipping. During the years ended December 31, 1997 and 1996, the Company paid Tapemark a total of $110,900 and $74,600, respectively, for these services.

      In addition to the transactions between the Company and the Chairman of the Board and Tapemark discussed above and in Notes 1, 4, 5, and 12, during 1997 and 1996, the brother-in-law of the Former CEO served as an independent sales representative for the Company's products in certain countries in Europe and the Middle East. Approximately $43,000 and $97,000 were charged to operations in 1997 and 1996, respectively, related to this arrangement. The terms of the sales representative agreement are on a basis similar to the Company's other independent sales representatives.

10.   FOREIGN SALES AND SIGNIFICANT CUSTOMERS

      The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 1997 and 1996 were approximately as follows:

                                         1997             1996

      Domestic sales                  $1,186,000     $  915,000
      Foreign sales:
        Europe/Africa/Middle East        835,000        966,000
        Asia                             910,000        809,000
        Other                            354,000        247,000
                                      ----------     ----------

      Net sales                       $3,285,000     $2,937,000
                                      ==========     ==========

      The Company has the following customers that account for more than 10% of net sales:

                    1997     1996

      Customer A     25%      8%
      Customer B     16%     30%
      Customer C     12%     --

      Customers A and B comprised 56% and 29%, respectively, of net accounts receivable at December 31, 1997.

11.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases an office and manufacturing facility, a warehouse, and certain office equipment under noncancelable operating leases. Future minimum lease payments, excluding allocable operating costs, due under these operating leases are as follows for the year ending December 31, 1998 are $28,400. All noncancelable operating leases expire in 1998.

      Rent expense under all operating leases was approximately $210,000 and $199,000 for the years ended December 31, 1997 and 1996, respectively.

      MINIMUM PURCHASE COMMITMENT - Effective June 15, 1997, the Company entered into a five-year requirement contract with Porous Media under which the Company will purchase all of its cyst filters required for the PentaPure(R) Sport Purification System and Spring(R) Filtration System (Systems). The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by the Company's Chairman, up to $100,000. During 1997, the Company purchased 15,000 units ($36,000) of inventory pursuant to this contract. Management has accrued the unfulfilled pro rata commitment of approximately $54,000 in connection with this agreement as of December 31, 1997.

      ARRANGEMENTS WITH SUPPLIERS. - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.

      LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company's products contain iodinated resins which were developed by Kansas State University and patented by KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $75,000 for the years ended December 31, 1997 and 1996. Royalties for 1997 were settled with the issuance of 75,000 shares of the Company's common stock.

12.   SUBSEQUENT EVENTS

      BOWMAN INDUSTRIES, INC. - On January 1, 1998, the Company changed its relationship with Bowman Industries, Inc. (Bowman) to that of an employer-employee. During 1996 and 1997, Bowman provided production and assembly services exclusively to the Company as an independent contractor. The Company paid Bowman an amount equal to all costs and operating expenses incurred by Bowman. During the year ended December 31, 1997 and 1996, the Company paid Bowman a total of $ 289,000 and $254,500, respectively, under this arrangement. The Company will directly pay operating expenses as incurred, and individuals formerly employed by Bowman became employees of the Company.

      DEMAND NOTES PAYABLE TO THE CHAIRMAN AND A COMPANY AFFILIATED WITH THE CHAIRMAN - On January 1, 1998, the Company entered into an agreement to extend the $1,100,000 demand note payable to the Chairman through June 30, 1998. In addition, $30,673 of interest accrued at December 31, 1997 was included in the new note payable. Interest will accrue at a rate of prime plus 1% payable at maturity.

      On January 1, 1998, the Company entered into an agreement to extend the $500,000 demand note payable to a company affiliated with the Chairman through June 30, 1998. Interest will accrue at a rate of prime plus 2% payable at maturity.

      On January 7, 1998, the Company entered into an agreement to borrow an additional $500,000 from the Chairman. The loan matures on June 30, 1998 and accrues interest at a rate of prime plus 1%. Through March 6, 1998, $200,000 had been advanced under this agreement.

      TERMINATION OF LEASE - On March 1, 1998, the Company entered into a lease with Tapemark for manufacturing and office space. The lease term is one year with rent consisting of an option to purchase 112,000 shares of the Company's common stock at a price of $0.3125 per share. The option is immediately exercisable with an expiration date of December 31, 2000. The Company will make no cash payments to Tapemark for rent, general utilities, pro rata taxes and special assessments, or build-out costs. The Company will be responsible for incremental utilities. The Company was released from its prior lease commitment without penalty.

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

NAME                  AGE       POSITION

Robert C. Klas, Sr.   70        Chairman of the Board, Director and
                                Chief Executive Officer
David M. Botts        35        Chief Operating Officer
Gregory P. Jensen     37        Chief Financial Officer, Secretary and Treasurer
Biloine W. Young      71        Director
John A. Clymer        49        Director
Robert C. Klas, Jr.   44        Director

All directors have been elected to serve until the next annual election of directors (to occur in 1998 at the annual meeting of the shareholders), or until their earlier resignation or removal. Officers serve at the pleasure of the Board of Directors.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the persons referred to above have filed the required
Section 16(a) forms. Jon Magnusson has not filed the required Section 16(a) forms.


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

For the past forty years, Mr. Klas has been the owner, Chairman of the Board and Chief Executive Officer of Tapemark Company, a $50 million converting and manufacturing company, specializing in narrow web flexograpic printing, laminating and precision die-cutting. Tapemark has twice received awards as the best managed company in its industry. In 1994, Mr. Klas was given his industry's highest executive award. Mr. Klas also serves as a director of Signal Bank in West St. Paul located in West St. Paul, Minnesota. Mr. Klas is the father of Robert C. Klas, Jr. who is also a director and President of the Company.

DAVID M. BOTTS, CHIEF OPERATING OFFICER. Mr. Botts has been with the Company since 1988 and has served as Executive Vice President, Vice President of Sales, Vice President of Operations, General Manager, and in his current position as Chief Operating Officer. Mr. Botts has been certified as a Water Specialist Level 3 by the Water Quality Association.

GREGORY P. JENSEN, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Mr. Jensen has been with the Company since July 8, 1996 and serves as the Company's Chief Financial Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Jensen was the Chief Financial Officer of Envirostaff, Inc. of Burnsville, Minnesota from 1994 to 1996. From 1988 to 1994 he was employed by ABC Bus Companies, Inc., most recently as Vice President of Finance and Administration.

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

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION            LONG TERM
                                                                         COMPENSATION
                               ---------------------------------------------------------------------------
NAME AND                       YEAR    SALARY      BONUS     OTHER   (SECURITIES UNDERLYING      ALL OTHER
PRINCIPAL POSITION                                                         OPTIONS)           COMPENSATION
----------------------------------------------------------------------------------------------------------
Robert C. Klas Sr.  (1)        1997         --       --        --             --                   --
Chief Executive Officer        1996         --       --        --             --                   --
----------------------------------------------------------------------------------------------------------
Jan H. Magnusson   (2)         1997         --       --        --             --                   --
Chief Executive Officer        1996  $  21,000       --    $ 1,650            --                   --
----------------------------------------------------------------------------------------------------------
David M. Botts                 1997  $ 125,000       --        --             --                   --
Chief Operating Officer        1996  $ 121,036       --        --             --                   --
----------------------------------------------------------------------------------------------------------


(1) Mr. Klas, Sr. was elected as the Company's Chief Executive Officer on April 13, 1996. The Company has not paid a salary, bonus or other annual compensation to Mr. Klas, Sr.

(2) Mr. Magnusson served as the Company's Chief Executive Officer from January 9, 1995 until April 12, 1996. Of the total 1996 salary shown above, $22,650 was accrued at December 31, 1996 and was paid in 1997.

The following table sets forth options granted during 1997 with respect to the Named Executives:

                        OPTION GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------

                                NUMBER OF        % OF TOTAL OPTIONS
                                SECURITIES           GRANTED TO
                            UNDERLYING OPTIONS      EMPLOYEES IN
         NAME                    GRANTED             FISCAL YEAR       EXERCISE PRICE       EXPIRATION DATE
                                                                          ($/SHARE)
---------------------------------------------------------------------------------------------------------------
 David M. Botts                   75,000                 9.3%               $1.25               4/1/04
---------------------------------------------------------------------------------------------------------------
 Gregory P. Jensen                75,000                 9.3%               $1.25               4/1/04
---------------------------------------------------------------------------------------------------------------
 Gregory P. Jensen                50,000                 6.2%               $1.00               4/30/04
---------------------------------------------------------------------------------------------------------------
 Gregory P. Jensen                25,000                 3.1%               $1.25               4/30/04
---------------------------------------------------------------------------------------------------------------


The following table sets forth information with respect to the Named Executives concerning the options held as of December 31, 1997:


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------
                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
         NAME          SHARES ACQUIRED      VALUE              AT FY-END (#)                    FY-END ($)
                         ON EXERCISE      REALIZED              EXERCISABLE/                   EXERCISABLE/
                             (#)             ($)               UNEXERCISABLE                   UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
 David M. Botts             30,000           --                42,500/62,500                        0/0
---------------------------------------------------------------------------------------------------------------------
 Gregory Jensen               --              --               62,500/87,500                        0/0
---------------------------------------------------------------------------------------------------------------------
 Robert C. Klas, Sr.          --              --                    0/0                             0/0
---------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

The Company entered into an Employment Agreement with David M. Botts, the Company's Chief Operating Officer, for a period of three years, commencing April 1, 1994, and subject to termination with or without cause. Mr. Botts' annual compensation under the terms of the Agreement was $75,000 per year which was adjusted to $125,000 in May 1996. He may also receive discretionary bonuses from time to time as determined by the Board of Directors. Mr. Botts has agreed not to compete against the Company for a period of one year after termination of employment. This employment agreement expired on April 1, 1997 and has not been renewed; however, Mr. Botts remains in the employment of the Company.

DIRECTOR COMPENSATION

The Company does not pay any cash fee or other cash compensation to directors who are not employed by the Company. Under the 1996 Stock Option Plan, outside directors are entitled to receive an annual formula grant of non-qualified options to purchase a number of shares determined by dividing $10,000 by the fair market value per share of the Common Stock on the date of grant, but in no event more than 5,000 shares per Outside Director per grant. These options will have an exercise price equal to 100% of the fair market value per share of the Common Stock on the date of grant, are fully vested on the date of grant and will expire five years after date of grant. On October 29, 1996, options for 10,000 shares of Common Stock were granted to the Outside Directors under this provision. No options were granted to the Outside Directors for services related to 1997.

During 1997, options for 10,437 shares of common stock were granted to the Outside Directors for services related to 1995 under the Non-Qualified Stock Option Plan. The terms under this plan are the same as those under the 1996 Stock Option Plan.

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

1994 NON-QUALIFIED STOCK OPTION PLAN

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

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth, as of March 6, 1998, the number of shares of common stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, by each director, and by all executive officers and directors as a group.



NAME AND ADDRESS OF              AMOUNT AND NATURE OF      PERCENT
BENEFICIAL OWNERS                BENEFICIAL OWNERSHIP      OF CLASS
-----------------                --------------------      --------

Robert C. Klas, Sr. (1)(6)
150 East Marie Avenue
West St. Paul, MN  55118              9,393,918              67.1%

Robert C. Klas, Jr.
150 East Marie Avenue
West St. Paul, MN  55118                  6,250               -- %

David M. Botts (3)(6)
980 Bayside Lane
Minnetrista, MN  55364                   86,975              1.0 %

Gregory P. Jensen (2)(6)
3809 Azalea Place
Burnsville, MN 55337                     75,000              1.0 %

John A. Clymer (4)
829 3rd Street
Hudson, WI  54016                        22,979               -- %

Biloine W. Young (4)
15 Crocus Hill
St. Paul, MN  55102                      20,979               -- %

Jan H. Magnusson (5)
300 S. Owasso Blvd.
St. Paul, MN 55117                    1,738,832              12.4%

All officers and directors as
a group, 5 persons (5)(7)            11,344,933              81.0%

(1) Includes: a) a warrant to purchase 2,400,000 shares of Common Stock on or before March 22, 2001; b) 25,000 shares of Common Stock held by Tapemark Company; and c) 200,000 shares of Common Stock held by the Tapemark Company Cash or Deferred Profit Sharing Plan.

(2) Includes 75,000 shares of Common Stock which may be acquired upon the exercise of stock options which are vested.

(3) Includes 55,000 shares of Common Stock which may be acquired upon the exercise of stock options which are vested now.

(4) Includes stock options to purchase 8,479 shares of Common Stock.

(5) Mr. Magnusson resigned as Chief Executive Officer of the Company on April 12, 1996.

(6) Serves as an executive officer of the Company.

(7) Includes warrants to purchase a total of 2,400,000 common shares and stock options to purchase 146,958 common shares.

                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

During 1996 the Company issued to Mr. Robert C. Klas, Sr., the Company's Chairman of the Board and Chief Executive Officer, 2,400,000 shares of common stock and a five year warrant to purchase an additional 2,400,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $3,000,000 which consisted of: (a) conversion of $1,200,000 of debt ($800,000 of which was outstanding at December 31, 1995); (b) $900,000 of cash; and (c) a $900,000 noninterest-bearing promissory note payable in equal monthly installments in April, May, and June of 1996.

Also in 1996, the Chairman of the Board acquired 1,600,000 shares of restricted common stock from the former CEO in a private transaction. After these transactions, the Chairman owned more than 50% of the outstanding stock of the Company.

During 1997, the Chairman of the Board advanced the Company $1,100,000 and a company affiliated with the Chairman of the Board advanced the Company $500,000 for notes payable. These notes payable accrue interest at a rate of prime (8.5% at December 31, 1997) plus one percent and prime plus two percent, respectively. Interest expense related to these borrowings charged to operations during 1997 was $64,000 of which $44,000 is included in accrued interest at December 31, 1997.

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and Pureit(R) InLine point-of-use systems. Mr. Robert Klas, Sr. is Tapemark's Chairman and CEO and Robert Klas, Jr. is Tapemark's President. During the years ended December 31, 1997 and 1996, the Company paid Tapemark a total of $110,900 and $74,600, respectively, for these services.

At December 31, 1997 and 1996, the Company had a $750,000 note payable to a financial institution, which is due on May 31, 1998, and is secured by substantially all of the Company's assets in addition to a personal guarantee by Mr. Robert Klas, Sr.

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

The Company utilizes the services of Tord Nihlen, the brother-in-law of a former CEO, to serve as an independent sales representative for the Company's products in certain countries in Europe and the Middle East. During 1996, the Company modified the terms of the agreement to a basis similar to the Company's other independent sales representatives. Approximately $43,000 and $97,000 were charged to operations in 1997 and 1996, respectively, related to this arrangement.

                          ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits

Exhibit
No.        Title                                                Method of Filing
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

3.3      Certificate of Amendment of Certificate
         of Incorporation of WTC Industries, Inc.                     (H)

4.0      Specimen Common Stock Certificate                            (A)

10.1     License Agreement dated January 1, 1990,
         between Kansas State University Research
         Foundation and Water Technologies Corporation                (A)

10.4     Amendment to Agreement dated June 21, 1991
         between Water Technologies Corporation and
         Water and Air Development Corporation                        (B)

10.14    Amendment to Lease Agreement between Water
         Technologies Corporation and Cimarron Business
         Center II LP                                                 (I)

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

10.45    Debt Conversion and Loan Agreement
         dated August 23, 1995, between Robert C.
         Klas, Sr. and WTC Industries, Inc.                           (F)

10.46    Stock Purchase Agreement between WTC
         Industries, Inc. and  Robert C. Klas, Sr.
         dated March 22, 1996                                         (G)

10.47    Employment Agreement dated March 22,
         1996 with Jan H. Magnusson                                   (H)

10.48    Memorandum of Agreement between WTC
         Industries, Inc. and DentalPure Corp.
         dated March 22, 1996                                         (H)

10.49    Porous Media Requirements Contract                           (I)

10.50    1996 Stock Option Plan                                       (I)

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

(I) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1996.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                               WTC Industries, Inc.


                               By:  /s/ Robert C. Klas, Sr.
                                    --------------------------------
                                        Robert C. Klas, Sr.
                                        Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                   TITLE                                 DATE


/s/ Robert C. Klas, Sr.                                           March 28, 1998
-----------------------     Chairman of the Board, Director and   --------------
Robert C. Klas, Sr.         Chief Executive Officer

/s/ Gregory P. Jensen                                             March 28, 1998
-----------------------     Chief Financial Officer, Secretary    --------------
Gregory P. Jensen           and Treasurer


/s/ John A. Clymer          Director                              March 28, 1998
John A. Clymer                                                    --------------

/s/ Biloine W. Young        Director                              March 28, 1998
-----------------------                                           --------------
Biloine W. Young

/s/ Robert C. Klas, Jr.     Director                              March 28, 1998
-----------------------                                           --------------
Robert C. Klas, Jr.