Form 10QSB
period 1998-03-31
WTC INDUSTRIES INC
filed 1998-05-07
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-------------------------------------------

FORM 10-QSB

(MARK ONE)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1998, or

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

                                 (612) 450-4913
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

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

11,035,180 shares of Common Stock as of May 4, 1998

            Transitional Small Business Disclosure Format (check one):
Yes _____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

       Condensed Consolidated Unaudited Balance Sheets
              March 31, 1998 and December 31, 1997                           3

       Condensed Consolidated Unaudited Statements of Operations
              Three Months Ended March 31, 1998 and 1997                     4

       Condensed Consolidated Unaudited Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997                     5

       Notes to Condensed Consolidated Unaudited Financial Statements        6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               March 31,        December 31,
ASSETS                                                                           1998               1997
------                                                                      --------------     --------------
CURRENT ASSETS
           Cash                                                             $       19,276     $        5,241
           Accounts receivable, net of allowance for doubtful accounts
               of $16,000                                                          126,552            153,303
           Inventories (Note 4)                                                    951,311          1,084,448
           Prepaid expenses and other                                               42,839              8,120
                                                                            --------------     --------------
                      TOTAL CURRENT ASSETS                                       1,139,978          1,251,112

PROPERTY AND EQUIPMENT                                                             993,333            926,159
           Less accumulated depreciation                                           711,912            680,500
                                                                            --------------     --------------
                                                                                   281,421            245,659

OTHER ASSETS                                                                        35,975             38,407
                                                                            --------------     --------------

                                                                            $    1,457,374     $    1,535,178
                                                                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
           Notes payable and current maturities of long-term obligations    $    2,586,647     $    2,355,729
           Accounts payable                                                        295,541            199,355
           Accrued expenses - other                                                388,418            364,829
                                                                            --------------     --------------
                      TOTAL CURRENT LIABILITIES                                  3,270,606          2,919,913

LONG-TERM OBLIGATIONS, net of current maturities                                 1,457,065          1,458,654

STOCKHOLDERS' DEFICIT (Note 5)
           Common stock                                                            110,352            110,352
           Additional paid-in capital                                           11,385,315         11,347,639
           Receivable from officer on issuance of common stock                     (15,000)           (15,000)
           Accumulated deficit                                                 (14,750,964)       (14,286,380)
                                                                            --------------     --------------
                                                                                (3,270,297)        (2,843,389)
                                                                            --------------     --------------

                                                                            $    1,457,374     $    1,535,178
                                                                            ==============     ==============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended March 31,
                                                  ---------------------------------
                                                       1998               1997
                                                  --------------     --------------
NET SALES                                         $      527,406     $    1,057,299

COST OF GOODS SOLD                                       513,130            793,080
                                                  --------------     --------------

GROSS PROFIT                                              14,276            264,219

EXPENSES
           Selling, general and administrative           283,827            346,618
           Research and development                       93,554             43,894
                                                  --------------     --------------
                                                         377,381            390,512
                                                  --------------     --------------

LOSS FROM OPERATIONS                                    (363,105)          (126,293)

OTHER EXPENSE, NET                                      (101,479)           (62,917)
                                                  --------------     --------------

NET LOSS                                          $     (464,584)    $     (189,210)
                                                  ==============     ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE       $        (0.04)    $        (0.02)
                                                  ==============     ==============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
           OF SHARES OUTSTANDING                      11,035,000         10,721,000
                                                  ==============     ==============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three months ended March 31,
                                                                                  -----------------------------
                                                                                      1998             1997
                                                                                  ------------     ------------
OPERATING ACTIVITIES
           Net loss                                                               $   (464,584)    $   (189,210)
           Adjustments to reconcile net loss to net cash
              used by operating activities:
              Depreciation and amortization                                             36,215           49,306
              Changes in operating assets and liabilities:
                      Accounts receivable                                               26,751           42,090
                      Inventories                                                      133,137         (148,378)
                      Current and other assets                                          (6,568)             752
                      Accounts payable                                                  96,186         (106,157)
                      Accrued expenses - other                                          61,938         (125,513)
                                                                                  ------------     ------------
                           Net cash used in operating activities                      (116,925)        (477,110)
                                                                                  ------------     ------------

INVESTING ACTIVITIES
           Restricted cash                                                                               37,239
           Purchases of property and equipment                                         (67,696)          (7,790)
                                                                                  ------------     ------------
                           Net cash provided by (used in) investing activities         (67,696)          29,449
                                                                                  ------------     ------------

FINANCING ACTIVITIES
           Proceeds from loans by director/shareholder                                 200,000
           Proceeds from affliated company                                                              500,000
           Payments on long-term obligations                                            (1,344)          (2,521)
                                                                                  ------------     ------------
                           Net cash provided by financing activities                   198,656          497,479
                                                                                  ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               14,035           49,818

CASH AND CASH EQUIVALENTS:
           Beginning of period                                                           5,241           53,324
                                                                                  ------------     ------------

           End of period                                                          $     19,276     $    103,142
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
           Cash paid during the period for interest                               $     68,134     $     53,823
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
           FINANCING ACTIVITIES -
           Common stock issued on conversion of accrued expenses                                   $     50,000
                                                                                                   ============
           Receivable from officer for common stock issued
             from exercise of non-cash stock option                                                $      5,000
                                                                                                   ============
           Stock options issued for services                                      $      7,676
                                                                                  ============
           Stock options issued for rent                                          $     30,000
                                                                                  ============
           Accrued interest payable converted to a note payable                   $     30,673
                                                                                  ============

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997


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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1998, the Company incurred a net loss of $464,584, and cash used in operating activities was $116,925. In addition, as of March 31, 1998, the Company has a deficiency in working capital of $2,130,628 and an accumulated deficit of $14,750,964.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for first quarter 1998 were met principally through borrowings of $200,000 from the Chairman of the Board.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources; b) converting existing short term and long term debt into equity securities; c) pursuing and obtaining National Sanitation Foundation (NSF) and Environmental Protection Agency (EPA) approval for the new PentaPure(R) InLine filtration and purification systems to increase sales to OEM customers in both the domestic and international markets; d) identifying alternative uses for the PentaPure(R) technology in other industry segments, such as the medical filtration and medical devices segments, to maximize the Company's technology to its competitive advantage; e) continuing to reduce non-valued added selling, general and administrative expenses; and f) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance that these plans can be successfully accomplished.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.          BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-KSB.

3.          NEW ACCOUNTING STANADARDS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Comprehensive Income. SFAS No. 130 requires reporting of comprehensive income, which is defined as the change in equity during the period from transactions and other events from non-owner sources. The Company had no such transactions during the period presented.

4.          INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:      March 31, 1998     December 31, 1997
-------------------------------------      --------------     -----------------

Raw Materials                                $   643,577         $  670,943
Work-in-process                                   48,997            118,557
Finished Goods                                   258,737            294,948
                                             -----------         ----------
                                             $   951,311         $1,084,448
                                             ===========         ==========


5.          COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 1998 and December 31, 1997, the Company had 20,000,000 shares of $.01 par value common stock authorized, and 11,035,180 shares issued and outstanding.

PREFERRED STOCK - At March 31, 1998 and December 31, 1997, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 0 shares issued and outstanding.

6.          COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - Effective June 15, 1997, the Company entered into a five-year requirement contract with Porous Media under which the Company will purchase all of its cyst filters required for the PentaPure(R) Sport Purification System and Spring(R) Filtration System (Systems). The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by the Company's Chairman, up to $100,000. Through March 31, 1998, the Company purchased 15,000 units ($36,000) of inventory pursuant to this contract. Management has accrued the unfulfilled pro rata commitment of approximately $95,000 in connection with this agreement as of March 31, 1998.

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement, amended on January 1, 1990 with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $18,750 for the three month periods ended March 31, 1998 and 1997.

ARRANGEMENTS WITH SUPPLIERS - Bowman Industries, Inc. - On January 1, 1998, the Company changed its relationship with Bowman Industries, Inc. (Bowman) to that of an employer-employee. As a result, the Company now pays operating expenses as incurred, and individuals formerly employed by Bowman are employees of the Company. During 1997, Bowman provided production and assembly services exclusively to the Company as an independent contractor. The Company paid Bowman an amount equal to all costs and operating expenses incurred by Bowman. During the three month period ended March 31, 1997 the Company paid Bowman a total of $70,000 under the previous arrangement.

Hybrid Technologies - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.

7.          RELATED PARTYS TRANSACTIONS

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is the CEO and Chairman of the Board for Tapemark. Tapemark also provides auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehouse and shipping. During the three month period ended March 31, 1998 and 1997, the Company paid Tapemark a total of $14,000 and $50,000, respectively, for these services.

8.          NOTES PAYABLE AND LONG TERM OBLIGATIONS

At March 31, 1998 and December 31, 1997, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1998, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman.

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994. The notes bear interest at the prime rate plus 2% and interest is payable quarterly.

9.          SUBSEQUENT EVENT

On April 8, April 23, and May 1, 1998, the Company received an additional $150,000, $100,000 and $100,000, respectively, in advances from the Chairman of the Board. These advances bear interest at the prime rate plus 1% and both interest and principal are due on June 30, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GOING CONCERN. The accompanying condensed consolidated unaudited financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1998, the Company incurred a net loss of $464,584, and cash used in operating activities was $116,925. In addition, as of March 31, 1998, the Company has a deficiency in working capital of $2,130,628 and an accumulated deficit of $14,750,964.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for first quarter 1998 were met principally through borrowings of $200,000 from the Chairman of the Board.

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

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET SALES. The Company had net sales of $527,406 for the three month period ended March 31, 1998. This was a decrease of 50.1% from sales of $1,057,299 for the same period in 1997.

The decrease in total net sales is primarily due to lower sales to the Company's three largest customers in 1997, Amana (located in the United States), Ekonet (a Polish distributor), and U.S. Pacific (a distributor to Asian markets), which was partially offset by increased sales to Ekodar (a Russian distributor).

First quarter sales to Amana were $120,000 and $207,000 in 1998 and 1997, respectively. In first quarter 1997, the Company began shipping to Amana water filtration systems and in the first quarter of 1998 completed shipping the balance of the order. The Company anticipates that sales to Amana will begin to increase in the second quarter due to the new water filtration system designed to be in the Amana refrigerator which is currently in pre-production. The Company estimates that total sales to Amana in 1998 will exceed total 1997 sales.

Sales to Ekonet were $48,000 and $145,000 in 1998 and 1997, respectively. In late 1997, the Company made arrangements with Ekonet to sell direct to Ekodar, their largest distributor in Russia. As a result, sales to Ekonet will be significantly less than in prior years. The Company anticipates sales to Ekodar in 1998 will more than offset the decline in sales to Ekonet. Sales to Ekodar in the first quarter were $134,000.

Beginning in the third quarter of 1997 and continuing through the first quarter of 1998, the deterioration of the Asian economy had a material negative impact on the demand for the Company's products in foreign markets, especially in the Asian market. U.S. Pacific, the Company's third largest customer in 1997, provided no sales in the first quarter 1998, compared to sales of $223,000 in 1997.

The Company's international sales tend to consist of a limited number of high-value shipments. The Company's dependence on a limited number of high-value transactions, and the inability to control the timing of some of those transactions, will, at the current sales levels, cause sales to fluctuate significantly from quarter to quarter.

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

COST OF GOODS SOLD. For the three month periods ended March 31, 1998 and 1997, the cost of goods sold was $513,130 and $793,080, representing 97.3% and 75.0% of net sales, respectively. The Company reserved $41,000 or 7.8% of net sales for a minimum purchase commitment with Porous Media. The Company agreed to purchase a minimum of 100,000 filters per year throughout the five year term of the agreement at an average price of $1.72 per filter. At March 31, 1998 the Company has accrued a total of $95,000 for the prorated first year obligation ending June 15, 1998.

GROSS PROFIT. For the three month periods ended March 31, 1998 and 1997, the Company recognized a gross profit of $14,276 and $264,219, respectively, representing 2.7% and 25.0%, respectively, of net sales. The decrease in gross profit was due primarily to the decrease in net sales.

In addition to its efforts to increase sales, the Company is attempting to evaluate and improve its raw material component costs and further reduce its production overhead expenses. However, margins may be negatively impacted if the Company is successful in increasing sales to OEMs such as Amana.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three month periods ended March 31, 1998 and 1997, selling, general and administrative expenses were $283,827 and $346,618, representing 53.8% and 32.8% of net sales, respectively.

SALES AND MARKETING EXPENSES - For the three month periods ended March 31, 1998 and 1997, sales and marketing expenses were $147,706 and $203,776, representing
28.0 % and 19.3% of net sales, respectively. The Company has reduced its sales and marketing expenses by $56,000 primarily due to lower personnel expenses, travel, and reduced promotional expenses. Because the Company has limited capital, the Company is implementing sales strategies that utilize the brand recognition of the OEM and the sales and distributions networks of the OEM. The Company expects sales and marketing expenses to continue to decrease in 1998 due to increased sales to OEM customers, which absorb their own sales and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three month periods ended March 31, 1998 and 1997, general and administrative expenses were $136,121 and $142,842, representing 25.8% and 13.5% of total net sales, respectively.

On March 1, 1998, the Company relocated it's corporate offices to the Tapemark Company. The lease term is for one year with rent consisting of providing Tapemark an option to buy 112,000 shares of the Company's common stock at a price of $0.3125 per share. Management believes this is approximately the fair market value of the lease arrangement. The Company will make no cash payments to Tapemark for rent, general utilities, pro rata taxes and special assessments, or build-out costs. The Company anticipates that it will significantly reduce it's operating expenses as a result of this lease. In addition, Management continues to evaluate other general and administrative expenses that can be either reduced or eliminated to help the Company reach profitability.

The Company incurred approximately $31,000 of moving expenses which was partially offset by a relocation incentive of $12,500 offered by the new tenant for the old facility.

RESEARCH AND DEVELOPMENT EXPENSES. For the three month periods ended March 31, 1998 and 1997, research and development expenses were $93,554 and $43,894, respectively. In first quarter 1998, the Company incurred expenses of approximately $65,000 for NSF testing and development efforts for its PentaPure(R) InLine Filtration Systems product line. While the Company is committed to its long-term investment in research and development, such expenses tend to fluctuate related to, in part, the Company's available resources.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $2,130,628 compared with a working capital deficit of $1,668,801 as of December 31, 1997. During the three month period ended March 31, 1998, the Company used short term loans from the Chairman of the Board as a source of working capital to fund its operations.

For the three month period ended March 31, 1998, cash increased $14,035, primarily due to $198,656 from financing activities, which were essentially offset by cash used in operations of $116,925 and cash used in investing activities of $67,696. Significant cash uses by operations included the net loss which was offset by a decrease in accounts receivable of $26,751,a decrease in inventory of $133,137, an increase in accounts payable of $96,186, and an increase in accrued expenses of $61,938. Net cash used by investing activities consisted primarily of purchases of property and equipment of $67,696. Net cash provided by financing activities was from issuance of notes payable of $200,000, partially offset by payments on long-term debt of $1,344.

During the same three month period in 1997, cash increased $49,818 primarily due to $497,479 from financing activities, essentially offset by cash used in operations of $477,110. Significant cash uses by operations included a decrease in accounts payable of $106,157, a decrease in accrued expenses of $125,513 and an increase in inventory of $148,378, partially offset by a decrease in accounts receivable of $42,090. Net cash provided by investing activities consisted of applications of restricted cash of $37,239 less purchases of property and equipment of $7,790. Net cash provided by financing activities was from issuance of notes payable of $500,000, partially offset by payments on long-term debt of $2,521.

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

At March 31, 1998, the Company has a $750,000 note payable to a financial institution which is secured by a security interest in the Company's assets, is guaranteed by the Chairman of the Board, and is due on May 31, 1998. If the note is not renewed, and the Company is required to pay off the $750,000 balance, the Company's liquidity will be adversely affected.

On January 1, 1998, the Company entered into an agreement to extend the $1,100,000 demand note payable to the Chairman through June 30, 1998. In addition, $30,673 of interest accrued at December 31, 1997 was included in the new note payable. Interest accrues at a rate of prime plus 1% payable at maturity.

On January 1, 1998, the Company entered into an agreement to extend the $500,000 demand note payable to a company affiliated with the Chairman through June 30, 1998. Interest accrues at a rate of prime plus 2% payable at maturity.

On January 7, 1998, the Company entered into an agreement to borrow an additional $500,000 from the Chairman. The loan matures on June 30, 1998 and interest accrues at a rate of prime plus 1%. Through March 31, 1998, $200,000 had been advanced under this agreement.

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

FOREIGN CURRENCY EFFECTS

The Company's transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on the Company. However, beginning in third quarter 1997, the deterioration of the Asian economy had a material negative impact on the demand for the Company's products in certain foreign markets, especially in the Asian market.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On February 9, 1998, the Company issued to Tapemark a stock option for 112,000 shares of the Company's Common Stock at an exercise price of $0.3125 which is vested immediately and expires on December 31, 2000. There were no underwriters or placement agents involved in this issuance and no commissions paid. The shares were issued to one person who acquired the shares as an investment for his own account and not with a view to a distribution. Based on these facts the Company relied on the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

            (a) EXHIBITS. The following exhibits are being filed as part of this
                Form 10-QSB.

Exhibit
  No.                    Title                                  Method of Filing
  ---                    -----                                  ----------------

27              Financial Data Schedule                         Filed Herewith

            (b) REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed during the first quarter of 1998.



SIGNATURES

            In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 4, 1998                  WTC Industries, Inc.

                                     By:   /s/ Robert C. Klas, Sr.
                                           -------------------------------------
                                               Robert C. Klas, Sr.
                                               Chief Executive Officer

                                     By:   /s/ Gregory P. Jensen
                                           -------------------------------------
                                               Gregory P. Jensen
                                               Chief Financial Officer
                                               (Principal Accounting Officer)