Form 10-Q
period 1998-06-30
WTC INDUSTRIES INC
filed 1998-08-13
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
----------------------------------

FORM 10-QSB

(MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998, or

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

                                 (651) 450-4913
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.
Yes ___X___    No ______.


APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

11,400,180 shares of Common Stock as of August 12, 1998

         Transitional Small Business Disclosure Format (check one):
Yes [ ]       No [X]

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheets
                  June 30, 1998 and December 31, 1997                         3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended June 30, 1998 and 1997                   4

         Condensed Consolidated Unaudited Statements of Operations
                  Six Months Ended June 30, 1998 and 1997                     5

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Six Months Ended June 30, 1998 and 1997                     6

         Notes to Condensed Consolidated Unaudited Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
                       And Results of Operations                             11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------
                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                          June 30,           December 31,
------                                                                            1998                 1997
                                                                              -------------        -------------
CURRENT ASSETS
        Cash                                                                  $     34,330         $      5,241
        Accounts receivable, net of allowance for doubtful accounts
            of $11,000 and $16,000, respectively                                   542,740              153,303
        Inventories (Note 4)                                                       823,810            1,084,448
        Prepaid expenses and other                                                  18,024                8,120
                                                                              -------------        -------------
                TOTAL CURRENT ASSETS                                             1,418,904            1,251,112

PROPERTY AND EQUIPMENT                                                             817,216              926,159
        Less accumulated depreciation                                              538,648              680,500
                                                                              -------------        -------------
                                                                                   278,568              245,659

OTHER ASSETS                                                                        20,365               38,407
                                                                              -------------        -------------

                                                                              $  1,717,837         $  1,535,178
                                                                              =============        =============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------
CURRENT LIABILITIES
        Current maturities of long-term obligations                           $  1,456,230         $      5,729
        Notes payable                                                            3,175,915            2,350,000
        Accounts payable                                                           639,085              199,355
        Accrued Interest                                                            43,447               87,896
        Accrued expenses - other                                                   291,815              276,933
                                                                              -------------        -------------
                TOTAL CURRENT LIABILITIES                                        5,606,492            2,919,913

LONG-TERM OBLIGATIONS, net of current maturities                                     5,408            1,458,654

STOCKHOLDERS' DEFICIT (Note 5)
        Common stock                                                               114,002              110,352
        Additional paid-in capital                                              11,711,665           11,347,639
        Receivable from officer on issuance of common stock                        (15,000)             (15,000)
        Accumulated deficit                                                    (15,704,730)         (14,286,380)
                                                                              -------------        -------------
                                                                                (3,894,063)          (2,843,389)
                                                                              -------------        -------------

                                                                              $  1,717,837         $  1,535,178
                                                                              =============        =============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended June 30,
                                                       ---------------------------------
                                                          1998                  1997
                                                       ------------         ------------
NET SALES                                              $  1,170,535         $  1,341,652

COST OF GOODS SOLD                                        1,265,989              982,468
                                                       ------------         ------------

GROSS (LOSS) PROFIT                                         (95,454)             359,184

EXPENSES
         Selling, general and administrative                276,080              389,335
         Research and development                           111,108               45,139
         Other                                              350,000
                                                       ------------         ------------
                                                            737,188              434,474
                                                       ------------         ------------

LOSS FROM OPERATIONS                                       (832,642)             (75,290)

OTHER EXPENSE, NET                                         (110,861)             (61,675)
LOSS ON DISPOSAL OF FIXED ASSETS                            (10,263)
                                                       ------------         ------------
                                                           (121,124)             (61,675)
                                                       ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                             (953,766)            (136,965)

EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
   OF DEBT)                                                                       38,899
                                                       ------------         ------------

NET LOSS                                               $   (953,766)        $   (175,864)
                                                       ============         ============


NET LOSS PER COMMON SHARE - BASIC & DILUTED

     LOSS BEFORE EXTRAORDINARY ITEM                    $      (0.08)        $      (0.02)

     EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
        OF DEBT)                                                                    0.00

     NET LOSS                                          $      (0.08)        $      (0.02)
                                                       ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC & DILUTED                   11,252,000           10,786,000
                                                       ============         ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Six months ended June 30,
                                                    -------------------------------
                                                       1998                1997
                                                    -----------         -----------
NET SALES                                           $ 1,697,942         $ 2,398,951

COST OF GOODS SOLD                                    1,779,118           1,775,547
                                                    -----------         -----------

GROSS (LOSS) PROFIT                                     (81,176)            623,404

EXPENSES
         Selling, general and administrative            559,909             735,953
         Research and development                       204,662              89,034
         Other                                          350,000
                                                    -----------         -----------
                                                      1,114,571             824,987
                                                    -----------         -----------

LOSS FROM OPERATIONS                                 (1,195,747)           (201,583)

OTHER EXPENSE, NET                                     (212,340)           (124,592)
LOSS ON DISPOSAL OF FIXED ASSETS                        (10,263)
                                                    -----------         -----------
                                                       (222,603)           (124,592)
                                                    -----------         -----------

LOSS BEFORE EXTRAORDINARY ITEM                       (1,418,350)           (326,175)

EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
   OF DEBT)                                                                  38,899
                                                    -----------         -----------

NET LOSS                                            $(1,418,350)        $  (365,074)
                                                    ===========         ===========


NET LOSS PER COMMON SHARE - BASIC & DILUTED

     LOSS BEFORE EXTRAORDINARY ITEM                 $     (0.13)        $     (0.03)

     EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
        OF DEBT)                                                               0.00

     NET LOSS                                       $     (0.13)        $     (0.03)
                                                    ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING - BASIC & DILUTED               11,144,000          10,753,000
                                                    ===========         ===========


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six months ended June 30,
                                                                                -------------------------------
                                                                                    1998                1997
                                                                                -----------         -----------
OPERATING ACTIVITIES
         Net loss                                                               $(1,418,350)        $  (365,074)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                            72,515              98,948
            Provision for obsolete inventory                                         40,000
            Other - royalty impairment writedown                                    350,000
            Loss on settlement of note payable                                                           38,899
            Loss on disposal of property & equipment                                 10,263
            Changes in operating assets and liabilities:
                Accounts receivable                                                (389,437)            160,543
                Inventories                                                         220,638            (125,564)
                Prepaid expenses and other                                             (946)              7,837
                Accounts payable                                                    439,730            (198,996)
                Accrued expenses                                                    114,025            (174,528)
                                                                                -----------         -----------
                     Net cash used in operating activities                         (561,562)           (557,935)
                                                                                -----------         -----------

INVESTING ACTIVITIES
         Restricted cash                                                                                 73,875
         Purchases of property and equipment                                       (106,604)            (21,754)
                                                                                -----------         -----------
                     Net cash provided by (used) in investing activities           (106,604)             52,121
                                                                                -----------         -----------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                                700,000
         Proceeds from issuance of Common Stock                                                          15,000
         Proceeds from affliated company                                                                500,000
         Payments on bank line of credit                                                                 (4,500)
         Payments on settlement of note payable to Former CEO                                           (51,372)
         Payments on long-term obligations                                           (2,745)             (4,370)
                                                                                -----------         -----------
                     Net cash provided by financing activities                      697,255             454,758
                                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 29,089             (51,056)

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                          5,241              53,324
                                                                                -----------         -----------
         End of period                                                          $    34,330         $     2,268
                                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                               $   123,991         $   119,797
                                                                                ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Common stock issued on conversion of accrued expenses                                      $    50,000
                                                                                                    ===========
         Receivable from officer for common stock issued
           from exercise of non-cash stock option                                                   $    15,000
                                                                                                    ===========
         Common stock issued on settlement of note payable/debt                                     $   174,134
                                                                                                    ===========
         Stock options issued for services                                      $    17,677
                                                                                ===========
         Stock options issued for rent                                          $    30,000
                                                                                ===========
         Accrued interest payable converted to a note payable                   $   125,915
                                                                                ===========
         Common stock issued for royalty agreement amendment                    $   350,000
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

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses, remove protozoa and reduce other targeted contaminants in drinking water. Such systems are capable of making virtually any source water microbiologically fit to drink and better tasting. The Company's products fall into the following categories: portable systems, systems and cartridges for use by original equipment manufacturers
(OEMs), point-of-use systems, point-of-entry systems, mobile purification systems and commercial, light industrial systems and components. The Company's products are suitable for a broad range of applications including; home, personal travel, recreation, military, emergency use, commercial and industrial.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1998, the Company incurred a net loss of $1,418,350, and cash used in operating activities was $561,562. In addition, as of June 30, 1998, the Company has a deficiency in working capital of $4,187,588 and an accumulated deficit of $15,704,730.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of 1998 were met principally through the issuance of demand notes payable of $700,000 to Mr. Klas, Sr., Chairman of the Board. In addition, on June 30, 1998, the Company converted $95,242 of accrued interest payable into demand note payables to Mr. Klas, Sr. and Tapemark Company ("Tapemark"), a company affiliated with Mr. Klas, Sr., for $69,208 and $26,034, respectively. On July 1, 1998, the

Company issued an additional demand note payable to Mr. Klas, Sr. for $500,000 to fund operations for the last six months of 1998.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers, c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets, and
d) continuing to evaluate and manage costs and expenses and utilizing resources effectively to increase gross profit margins. There is no assurance that these plans can be successfully accomplished.

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

3.       NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Comprehensive Income. SFAS No. 130 requires reporting of comprehensive income, which is defined as the change in equity during the period from transactions and other events from non-owner sources. The Company had no such transactions during the period presented.

4.       INVENTORIES

Inventories consist of the following:   June 30, 1998      December 31, 1997
-------------------------------------   -------------      -----------------

Raw Materials                            $    532,337             $  670,943
Work-in-process                                39,843                118,557
Finished Goods                                251,630                294,948
                                         ------------            -----------
                                         $    823,810            $ 1,084,448
                                         ============            ===========


5.       COMMON STOCK

COMMON STOCK - The Company had 20,000,000 shares of $.01 par value common stock authorized, with 11,400,180 and 11,035,180 shares issued and outstanding on June 30, 1998 and December 31, 1997, respectively.

PREFERRED STOCK - At June 30, 1998 and December 31, 1997, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and 0 shares issued and outstanding.

6.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - Effective June 15, 1997, the Company entered into a five-year requirement contract with Porous Media under which the Company will purchase all of its cyst filters required for the PentaPure(R) Sport Purification System and Spring(R) Filtration System (Systems). The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by the Company's Chairman, up to $100,000. Through June 30, 1998, the Company purchased 35,800 units ($64,000) of inventory pursuant to this contract. The Company has accrued the unfulfilled pro rata commitment of approximately $108,500 in connection with this agreement as of June 30, 1998.

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual cash royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights (March 2008). The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. In May 1998, the Company amended its royalty agreement with KSURF retroactive to January 1, 1998. The amendment consisted of the Company issuing 365,000 shares of Company common stock in exchange for reducing the annual minimum cash payment from $75,000 to $25,000 for the remainder of the license agreement. The Company incurred a one-time charge of $350,000 related to this transaction due to the uncertainty of the future realization of its value. Exclusive of the one-time charge, royalty expenses were $12,500 and $37,500, respectively, for the six month periods ended June 30, 1998 and 1997.

ARRANGEMENTS WITH SUPPLIERS - Bowman Industries, Inc. - On January 1, 1998, the Company changed its relationship with Bowman Industries, Inc. (Bowman) to that of an employer-employee. As a result, the Company now pays operating expenses as incurred, and individuals formerly employed by Bowman are employees of the Company. During 1997, Bowman provided production and assembly services exclusively to the Company as an independent contractor. The Company paid Bowman an amount equal to all costs and operating expenses incurred by Bowman. During the three and six month periods ended June 30, 1997, the Company paid Bowman a total of $78,000 and $148,000,respectively, under the previous arrangement.

Hybrid Technologies, Corp. - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.

7.       RELATED PARTY TRANSACTIONS

Tapemark Company, of West St. Paul, Minnesota, provides assembly and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is the CEO and Chairman of the Board for Tapemark. During 1997, Tapemark provided auxiliary support services for these product lines in the areas of packaging, function-testing of the systems, inventory control, quality support, receiving, warehouse and shipping, whereas in 1998, Tapemark only provides raw material components. During the three and six month periods ended June 30, 1998, the Company paid Tapemark a total $16,000 and $30,000, respectively, compared to $31,000 and $81,000 in the comparable periods in 1997.

8.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

At June 30, 1998 and December 31, 1997, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman of the Board.

On June 30, 1998, the Company replaced a $500,000 demand note payable to Tapemark with a new demand note payable for $526,034, which includes the original principal of

$500,000 and accrued interest payable through June 30, 1998 of $26,034. The new loan matures on December 31, 1998. Interest accrues at a rate of prime plus 2% payable at maturity.

On June 30, 1998, the Company replaced demand notes payable totally $1,830,673 payable to Mr. Klas, Sr. with a new demand note payable of $1,899,881, which includes the original principal of $1,830,673 and accrued interest payable through June 30, 1998 of $69,208. The new loan matures on December 31, 1998. Interest accrues at a rate of prime plus 1% payable at maturity.

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994. The notes bear interest at the prime rate plus 2% and interest is payable quarterly.

9.       SUBSEQUENT EVENT

On July 1, 1998, the Company issued a new demand note payable to Mr. Klas, Sr. for $500,000 of which the Company received $125,000 on July 13, 1998. The note payable accrues interest at the prime rate plus 1% and both interest and principal are due on December 31, 1998.

On July 1, 1998, the Company modified the amended license agreement with KSURF (NOTE 6) whereby the Company issued an additional 60,000 shares of Company common stock in consideration for a one-year restriction on the sale of all 425,000 shares of common stock (May 9, 1999). No additional value was attributed to the incremental shares due to the restriction placed on all 425,000 shares.

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

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1998, the Company incurred a net loss of $1,418,350, and cash used in operating activities was $561,562. In addition, as of June 30, 1998, the Company has a deficiency in working capital of $4,187,588 and an accumulated deficit of $15,704,730.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of 1998 were met principally through the issuance of promissory notes of $700,000 to Mr. Klas, Sr. In addition, on June 30, 1998, the Company converted $95,242 of accrued interest payable into demand note payables to Mr. Klas, Sr. and Tapemark, a company affliated with Mr. Klas, Sr., for $69,208 and $26,034, respectively. On July 1, 1998, the Company issued a demand note payable to Mr. Klas, Sr. for $500,000 to fund operations for the last six months of 1998.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers, c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets, and
d) continuing to evaluate and manage costs and expenses and utilize resources effectively to increase gross profit margins and reduce selling and general and administrative expenses. There is no assurance that these plans can be successfully accomplished.

The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

NET SALES. The Company had net sales of $1,170,535 and $1,697,942 for the three and six month periods ended June 30, 1998, respectively. These results represent decreases of 12.8% and 29.2%, respectively, from the net sales of $1,341,652 and $2,398,951 for the same periods in 1997.

International sales were approximately $462,000 and $802,000 for the three and six month periods ended June 30, 1998, respectively. This represents a decrease of 54.8% and 54.2%, respectively, from international sales of approximately $1,021,000 and $1,751,000 for the same periods in 1997. International sales are substantially lower primarily due to the Asian financial crisis and lower demand for products in Poland and Russia.

The Company's transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on the Company. However, beginning in third quarter 1997, foreign currency exchange rate fluctuations had a material impact on the demand for the Company's products in certain foreign markets, especially in the Asian market.

International sales, by their nature, tend to consist of a limited number of high-value shipments. The Company's dependence on a limited number of high-value transactions and the inability to control the timing of some of those transactions, as well as various other factors, will, at the current sales levels, cause sales to fluctuate significantly from quarter to quarter.

The Company's domestic sales were approximately $708,000 and $896,000 for the three and six month periods ended June 30, 1998. This represents an increase of 120.6% and 38.3%, respectively, from the domestic sales of approximately $321,000 and $648,000 for the same periods in 1997. The increase in domestic sales is primarily attributed to increased sales to Amana Appliances ("Amana"). In the second quarter, the Company began shipping a new built-in refrigerator filtration system exclusively designed for Amana's ice-and-water refrigerator units. The Company anticipates sales to Amana to continue to be strong for the remainder of 1998 because of this new refrigerator product.

COST OF GOODS SOLD. For the three and six month periods ended June 30, 1998, the cost of goods sold were $1,265,989 and $1,779,118, respectively, representing 108.2% and 104.8% of net sales, respectively. The cost of goods sold for the same periods in 1997 were $982,468 and $1,775,547, respectively, representing 73.2% and 74.0% of net sales, respectively. The increase in cost of goods sold from 1997 to 1998 is primarily due to start up production costs for the new Amana refrigerator project, increased inventory reserves of $40,000 for slow moving inventory, and $82,500 related to the cyst filter requirements contract with Porous Media. Going forward, the Company anticipates Amana production costs to be lower because of lower material and labor costs and improved manufacturing processes. The Company will continue to reserve for the Porous Media cyst filter requirements contract of approximately $14,000 per month.

GROSS PROFIT. For the three and six month periods ended June 30, 1998, the Company recognized a gross loss of ($95,454) and ($81,176), respectively, representing (8.2%) and (4.8%) of net sales, respectively. In 1997, the Company recognized a gross profit of $359,184 and $623,404, respectively, representing 26.8% and 26.0% of net sales, respectively. The decrease in gross profit is due primarily to decrease in international sales, the Amana refrigerator project start up production costs and the reserve for slow moving inventory. The Company believes it will improve its gross profit margin. However, margins may continue to be negatively impacted if the Company is successful in increasing sales to OEMs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and six month periods ended June 30, 1998, selling, general and administrative expenses were $276,080 and

$559,909, respectively, representing 23.6% and 33.0% of net sales, respectively. Selling, general and administrative expenses were $389,335 and $735,953, representing 29.0% and 30.7% of net sales, respectively, for the same periods in 1997.

SALES AND MARKETING EXPENSES - For the three and six month periods ended June 30, 1998, sales and marketing expenses were $173,321 and $320,448, representing 14.8% and 18.9% of net sales, respectively. The sales and marketing expenses for the same periods in 1997 were $248,827 and $409,840, respectively. The reduction in sales and marketing expenses is primarily due to lower expenses associated with trade shows, sales commissions, marketing brochures and advertising. In addition, the Company is focusing on other OEM opportunities that do not require large advertising and sales promotion expenditures.

Beginning in 1997, the Company began a new marketing strategy that focuses the Company's sales and distribution efforts on OEM customers. Because the Company has limited capital, the Company is implementing sales strategies that utilize the brand recognition and the sales and distribution networks of the OEM customer. The Company anticipates sales and marketing expenses to remain at current levels for the remainder of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three and six month periods ended June 30, 1998, general and administrative expenses were $102,759 and $239,461, representing 8.8% and 14.1% of total net sales, respectively. The general and administrative expenses for the same periods in 1997 were $140,508 and $326,113, respectively. The reduction in general and administrative expenses is due primarily to reductions in professional fees, outside services and building related expenses.

OTHER - For the three and six month periods ended June 30, 1998, other operating expense was $350,000 representing 29.9% and 20.6% of total net sales, respectively. In May 1998, the Company agreed to issue 365,000 shares of Company common stock in exchange for reducing the annual minimum cash payment from $75,000 to $25,000 for the remainder of the license agreement. A one-time charge of $350,000 was incurred related to this transaction due to the uncertainty of the future realization of its value.

RESEARCH AND DEVELOPMENT EXPENSES. For the three and six month periods ended June 30, 1998, research and development expenses were $111,108 and $204,662, respectively. The research and development expenses for the same periods in 1997 were $45,139 and $89,034, respectively. Research and development costs are higher in 1998 as compared to 1997 due primarily to National Sanitation Foundation (NSF) testing and certification efforts related to the new Amana refrigerator product and the PentaPure(R) Inline Filtration Systems product line. The Company's current research and development focus is to complete and expand NSF certification for the above products in 1998.

OTHER EXPENSE (INCOME). For the three and six month periods ended June 30, 1998, other expenses were $121,124 and $222,603, respectively. Other expenses for the same periods in 1997 were $61,675 and $124,592, respectively. The majority portion of other expense is interest expense. Interest expense for the three and six months ended June 30, 1998 is $106,580 and $203,775, respectively. Interest expense for the same periods in 1997 were $67,394 and $126,107, respectively. In May 1998, the Company retired fixed assets resulting in a loss on disposal of $10,263.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $4,187,588 compared with a working capital deficit of $1,668,801 as of December 31, 1997. This deterioration is related to the Private Placement Debt that is now due in less than twelve months and is classified as a current liability. During the six month period ended June 30, 1998, the Company used short-term loans of $700,000 from Mr. Klas, Sr. as a source of working capital to fund its operations.

For the six month period ended June 30, 1998, cash increased $34,330 primarily due to cash provided by financing activities of $697,255, which was essentially offset by cash used in operations of $561,562 and cash used in investing activities of $106,604. Significant cash uses by operations included the net loss and increases in accounts receivable of $389,437, partially offset by increases in accounts payable of $439,730 and accrued expenses of $114,025 and an decrease in inventory of $220,638. Net cash used by investing activities consisted of purchases of property and equipment of $106,604. Net cash provided by financing activities was from issuance of notes payable of $700,000, partially offset by payments on long-term debt of $2,745.

During the same six month period in 1997, cash decreased $51,056 primarily due to cash used in operations of $557,935, which was essentially offset by cash provided by financing activities of $454,758. Significant cash uses by operations included decreases in accounts payable of $198,996 and accrued expenses of $174,528 and an increase in inventory of $125,564, partially offset by a decrease in accounts receivable of $160,543. Net cash provided by investing activities consisted of applications of restricted cash of $73,875 for payment of interest, less purchases of property and equipment of $21,754. Net cash provided by financing activities was from issuance of notes payable of $500,000 and issuance of common stock for $15,000, partially offset by payments on long-term debt of $4,370, payment on the bank line of credit of $4,500 and payments on notes payable of $51,372.

The Company estimates that it will have additional working capital needs of approximately $500,000 to $1 million during the remainder of 1998 to fund its operations. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. The Company does anticipate that it will have additional capital expenditures of $100,000 for the remainder of 1998.

At June 30, 1998 and December 31, 1997, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman. If the note payable is not renewed and the Company is required to pay off the $750,000 balance, the Company's liquidity could be adversely affected.

On June 30, 1998, the Company replaced a $500,000 demand note payable to Tapemark with a new demand note payable for $526,034, which includes the original principal of $500,000 and accrued interest payable through June 30, 1998 of $26,034. The new loan matures on December 31, 1998. Interest accrues at a rate of prime plus 2% payable at maturity.

On June 30, 1998, the Company replaced demand notes payable totaling $1,830,673 payable to Mr. Klas, Sr. with a new demand note payable of $1,899,881, which includes the original principal of $1,830,673 and accrued interest payable through June 30, 1998 of $69,208. The new loan matures on December 31, 1998. Interest accrues at a rate of prime plus 1% payable at maturity.

On July 1, 1998, the Company issued an additional note payable to Mr. Klas, Sr. for $500,000 of which the Company received $125,000 in advances on July 13, 1998. The note payable accrues interest at the prime rate plus 1% and both interest and principal are due on December 31, 1998.

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company in a private placement in May 1994. The notes bear interest at the prime rate plus 2% and interest is payable quarterly.

The Company's plan of operations over the next 12 months is to continue to implement its OEM sales and marketing strategy to expand its OEM customer base and increase domestic sales. In addition, the Company will attempt to enhance its Amana production line capabilities to improve gross profit margins. The Company will continue to pursue NSF registration and certification for the Amana and PentaPure(R) InLine Filtration Systems product lines.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.


Exhibit
  No.                       Title                               Method of Filing
-------           -----------------------------------           ----------------

27                Financial Data Schedule                       Filed Herewith

         (b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the second quarter of 1998.


SIGNATURES
----------

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1998                   WTC Industries, Inc.


                                     By:  /s/  Robert C. Klas, Sr.
                                          --------------------------------------
                                          Robert C. Klas, Sr.
                                          Chief Executive Officer


                                     By:  /s/  Gregory P. Jensen
                                          --------------------------------------
                                          Gregory P. Jensen
                                          Chief Financial Officer
                                          (Principal Accounting Officer)