Form 10QSB
period 1998-09-30
WTC INDUSTRIES INC
filed 1998-11-03
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998, or

( )      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH
                     SECURITIES EXCHANGE ACT OF 1934

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

         150 MARIE AVENUE EAST, WEST ST. PAUL, MINNESOTA 55118-4002
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)   (Zip Code)

         (651) 450-4913
------------------------------------------------------
(Issuer's Telephone Number)

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

11,460,180 shares of Common Stock as of October 29, 1998

         Transitional Small Business Disclosure Format (check one):
Yes ____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

      Condensed Consolidated Unaudited Balance Sheets
           September 30, 1998 and December 31, 1997                           3

      Condensed Consolidated Unaudited Statements of Operations
           Three Months Ended September 30, 1998 and 1997                     4

      Condensed Consolidated Unaudited Statements of Operations
           Nine Months Ended September 30, 1998 and 1997                      5

      Condensed Consolidated Unaudited Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997                      6

      Notes to Condensed Consolidated Unaudited Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                        11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    September 30,        December 31,
ASSETS                                                                   1998                1997
------                                                              -------------       -------------
CURRENT ASSETS
   Cash                                                             $      29,021       $       5,241
   Accounts receivable, net of allowance for doubtful accounts
     of $11,000 and $16,000, respectively                                 506,951             153,303
   Inventories (Note 4)                                                   857,554           1,084,448
   Prepaid expenses and other                                                 347               8,120
                                                                    -------------       -------------
         TOTAL CURRENT ASSETS                                           1,393,873           1,251,112

PROPERTY AND EQUIPMENT                                                    842,820             926,159
   Less accumulated depreciation                                          572,283             680,500
                                                                    -------------       -------------
                                                                          270,537             245,659

OTHER ASSETS                                                               16,493              38,407
                                                                    -------------       -------------

                                                                    $   1,680,903       $   1,535,178
                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
   Current maturities of long-term obligations                      $   1,456,497       $       5,729
   Notes payable                                                        3,425,915           2,350,000
   Accounts payable                                                       504,117             199,355
   Accrued Interest                                                       106,258              87,896
   Accrued expenses - other                                               191,442             276,933
                                                                    -------------       -------------
        TOTAL CURRENT LIABILITIES                                       5,684,229           2,919,913

LONG-TERM OBLIGATIONS, net of current maturities                            3,681           1,458,654

STOCKHOLDERS' DEFICIT (Note 5)
   Common stock                                                           114,602             110,352
   Additional paid-in capital                                          11,711,065          11,347,639
   Receivable from officer on issuance of common stock                    (15,000)            (15,000)
   Accumulated deficit                                                (15,817,674)        (14,286,380)
                                                                    -------------       -------------
                                                                       (4,007,007)         (2,843,389)
                                                                    -------------       -------------

                                                                    $   1,680,903       $   1,535,178
                                                                    =============       =============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended September 30,
                                                 --------------------------------
                                                     1998                1997
                                                 ------------       ------------
NET SALES                                        $  1,481,609       $    517,362

COST OF GOODS SOLD                                  1,172,614            477,838
                                                 ------------       ------------

GROSS PROFIT                                          308,995             39,524

EXPENSES
   Selling, general and administrative                288,808            316,087
   Research and development                            11,144             48,108
                                                 ------------       ------------
                                                      299,952            364,195
                                                 ------------       ------------

INCOME (LOSS) FROM OPERATIONS                           9,043           (324,671)

OTHER EXPENSES
   Interest Expense                                  (117,708)           (77,296)
   Other                                               (4,278)            (4,243)
   Gain on disposal of fixed assets                                        2,000
                                                 ------------       ------------
                                                     (121,986)           (79,539)
                                                 ------------       ------------

NET LOSS                                         $   (112,943)      $   (404,210)
                                                 ============       ============

NET LOSS PER COMMON SHARE - BASIC & DILUTED

 NET LOSS                                        $      (0.01)      $      (0.04)
                                                 ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC & DILUTED                   11,452,000         11,035,000
                                                 ============       ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine months ended September 30,
                                                  -------------------------------
                                                       1998              1997
                                                  ------------       ------------
NET SALES                                         $  3,179,550       $  2,916,313

COST OF GOODS SOLD                                   2,951,822          2,253,385
                                                  ------------       ------------

GROSS PROFIT                                           227,728            662,928

EXPENSES
    Selling, general and administrative                848,627          1,052,040
    Research and development                           215,806            137,142
    Other                                              350,000
                                                  ------------       ------------
                                                     1,414,433          1,189,182
                                                  ------------       ------------

LOSS FROM OPERATIONS                                (1,186,705)          (526,254)

OTHER EXPENSES
    Interest Expense                                  (321,496)          (203,696)
    Other                                              (12,830)            (2,435)
    Gain (loss) on disposal of fixed assets            (10,263)             2,000
                                                  ------------       ------------
                                                      (344,589)          (204,131)
                                                  ------------       ------------

LOSS BEFORE EXTRAORDINARY ITEM                      (1,531,294)          (730,385)

EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
 OF DEBT)                                                                  38,899
                                                  ------------       ------------

NET LOSS                                          $ (1,531,294)      $   (769,284)
                                                  ============       ============

NET LOSS PER COMMON SHARE - BASIC & DILUTED

  LOSS BEFORE EXTRAORDINARY ITEM                  $      (0.14)      $      (0.07)

  EXTRAORDINARY ITEM (LOSS ON EXTINGUISHMENT
   OF DEBT)                                                                  0.00
                                                  ------------       ------------

  NET LOSS                                        $      (0.14)      $      (0.07)
                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - BASIC & DILUTED                   11,248,000         10,848,000
                                                  ============       ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                        1998               1997
                                                                    ------------       ------------
OPERATING ACTIVITIES
    Net loss                                                         $(1,531,294)      $  (769,284)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation and amortization                                     110,432           148,539
       Provision for obsolete inventory                                   40,000
       Other - royalty impairment writedown                              350,000
       Loss on settlement of note payable                                                   38,899
       Loss on disposal of property & equipment                           10,263
       Changes in operating assets and liabilities:
          Accounts receivable                                           (353,648)          356,363
          Inventories                                                    186,894          (623,678)
          Prepaid expenses and other                                      16,321            17,973
          Accounts payable                                               304,762          (114,075)
          Accrued expenses                                                76,463          (228,901)
                                                                     -----------       -----------
            Net cash used in operating activities                       (789,807)       (1,174,164)
                                                                     -----------       -----------

INVESTING ACTIVITIES
    Restricted cash                                                                         86,822
    Purchases of property and equipment                                 (132,208)          (40,858)
                                                                     -----------       -----------
            Net cash provided by (used) in investing activities         (132,208)           45,964
                                                                     -----------       -----------

FINANCING ACTIVITIES
    Proceeds from loans by director/shareholder                          950,000           650,000
    Proceeds from issuance of Common Stock                                                  15,000
    Proceeds from affliated company                                                        500,000
    Payments on settlement of note payable to Former CEO                                   (51,372)
    Payments on long-term obligations                                     (4,205)           (7,803)
                                                                     -----------       -----------
            Net cash provided by financing activities                    945,795         1,105,825
                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      23,780           (22,375)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                    5,241            53,324
                                                                     -----------       -----------

    End of period                                                    $    29,021       $    30,949
                                                                     ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid during the period for interest                         $   177,219       $   181,197
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES -
    Common stock issued on conversion of accrued expenses                              $   125,000
                                                                                       ===========
    Receivable from officer for common stock issued
     from exercise of non-cash stock option                                            $    15,000
                                                                                       ===========
    Common stock issued on settlement of note payable/debt                             $   174,134
                                                                                       ===========
    Stock options issued for services                                $    17,677
                                                                     ===========
    Accrued interest payable converted to a note payable             $   125,915
                                                                     ===========
    Common stock issued for royalty agreement amendment              $   350,000
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

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses, remove protozoa and reduce other targeted contaminants in drinking water. Such systems are capable of making virtually any source water microbiologically fit to drink and better tasting. The Company's products fall into the following categories: portable systems, systems and cartridges for use by original equipment manufacturers
(OEMs), point-of-use systems, point-of-entry systems, mobile purification systems and commercial, light industrial systems and components. The Company's products are suitable for a broad range of applications including; home, travel, recreation, military, emergency and disaster relief, commercial and industrial.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1998, the Company incurred a net loss of $1,531,294, and cash used in operating activities was $789,807. In addition, as of September 30, 1998, the Company has a deficiency in working capital of $4,290,356 and an accumulated deficit of $15,817,674.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of 1998 were met principally through the issuance of notes payable of $950,000 to Mr. Klas, Sr., Chairman of the Board. In addition, on January 1, 1998 and June 30, 1998, the Company converted $30,673 and

$95,242, respectively, of accrued interest payable into note payables to Mr. Klas, Sr. and Tapemark Company ("Tapemark"), a company affiliated with Mr. Klas, Sr., for a total of $99,881 and $26,034, respectively.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers, and c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets. There is no assurance that these plans can be successfully accomplished.

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

4.       INVENTORIES

Inventories consist of the following:      September 30, 1998  December 31, 1997
-------------------------------------      ------------------  -----------------

Raw Materials                                     $  540,690         $  670,943
Work-in-process                                       44,328            118,557
Finished Goods                                       272,536            294,948
                                                  ----------         ----------
                                                  $  857,554         $1,084,448
                                                  ==========         ==========


5.       COMMON STOCK

COMMON STOCK - The Company had 20,000,000 shares of $.01 par value common stock authorized, with 11,460,180 and 11,035,180 shares issued and outstanding on September 30, 1998 and December 31, 1997, respectively.

PREFERRED STOCK - At September 30, 1998 and December 31, 1997, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.


6.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - Effective June 15, 1997, the Company entered into a five-year requirement contract with Porous Media under which the Company will purchase all of its cyst filters required for the PentaPure(R) Sport Purification System and Spring(R) Filtration System. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by the Company's Chairman, up to $100,000. Through September 30, 1998, the Company completed its' first year commitment of $172,500 of which $136,500 has been included in the reserve for slow moving inventory. In addition, the Company has begun to accrue its second year unfulfilled pro rata commitment of $43,125.

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement with KSURF. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual cash royalty of $75,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights (March 2008). The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. In May 1998, the Company amended its royalty agreement with KSURF retroactive to January 1, 1998. The amendment consisted of the Company issuing 365,000 shares of Company common stock in exchange for reducing the annual minimum cash payment from $75,000 to $25,000 for the remainder of the license agreement. In the second quarter, the Company incurred a one-time charge of $350,000 related to this transaction due to the uncertainty of the future realization of its value. On July 1, 1998, the Company modified the amended license agreement with KSURF whereby the Company issued 60,000 additional shares of Company common stock in consideration for a one-year restriction on the sale of all 425,000 shares of common stock. No additional value was attributed to the incremental shares due to the restriction placed on all 425,000 shares. Royalty expenses were $18,750 and $56,250, respectively, for the nine-month periods ended September 30, 1998 and 1997.

ARRANGEMENTS WITH SUPPLIERS - Hybrid Technologies, Corp. - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.


7.       RELATED PARTY TRANSACTIONS

Tapemark Company, of West St. Paul, Minnesota, provides raw materials and related support services to the Company for the Amana(R) and PureIt(R) InLine point-of-use systems. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is the CEO and Chairman of the Board for Tapemark. In 1998, Tapemark provides raw material components for the above product lines. Whereas in 1997, Tapemark provided auxiliary support services in the areas of packaging, inventory control, quality support, receiving, warehouse and shipping. During the three and nine month periods ended September 30, 1998, the Company paid Tapemark a total $34,000 and $64,000, respectively, compared to $15,000 and $103,000 in the comparable periods in 1997.


8.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

At September 30, 1998 and December 31, 1997, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman of the Board.

At September 30, 1998, the Company had a $526,034 note payable to Tapemark. The loan matures on December 31, 1998 and interest accrues at a rate of prime plus 2% payable at maturity.

At September 30, 1998, the Company had notes payable totally $2,149,881 payable to Mr. Klas, Sr. The loan matures on December 31, 1998 and interest accrues at a rate of prime plus 1% payable at maturity.

The Company has outstanding $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company under its Private Placement Memorandum dated May 25, 1994. The notes bear interest at the prime rate plus 2% and interest is payable quarterly.


9.       SUBSEQUENT EVENT

On October 14, 1998, the Company received $50,000 cash advance from Mr. Klas, Sr. on a note payable of $500,000. The note payable accrues interest at the prime rate plus 1% and both interest and principal are due on December 31, 1998.


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

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1998, the Company incurred a net loss of $1,531,294, and cash used in operating activities was $789,807. In addition, as of September 30, 1998, the Company has a deficiency in working capital of $4,290,356 and an accumulated deficit of $15,817,674.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of 1998 were met principally through the issuance of promissory notes of $950,000 to Mr. Klas, Sr. In addition, on January 1, 1998 and June 30, 1998, the Company converted $30,673 and $95,242, respectively, of accrued interest payable into demand note payables to Mr. Klas, Sr. and Tapemark, a company affliated with Mr. Klas, Sr., for a total of $99,881 and $26,034, respectively.

Management's plans to continue as a going concern include the following efforts to generate the necessary cash flow to meet the Company's working capital needs until sufficient operating cash flows can be generated to support the Company's cost structure: a) raising additional capital through private or public placements of debt or equity securities or through other sources, b) increasing sales of the new PentaPure(R) InLine point-of-use filtration and purification systems to niche market OEM customers, and c) developing new and expanding existing strategic relationships for marketing representation and distribution through direct sales organizations for both the domestic and international markets. There is no assurance that these plans can be successfully accomplished.

The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. The Company had net sales of $1,481,609 and $3,179,550 for the three and nine month periods ended September 30, 1998, respectively. These results represent increases of 186.4% and 9.0%, respectively, from the net sales of $517,362 and $2,916,313 for the same periods in 1997.

For the three and nine month periods ended September 30, 1998, domestic sales were approximately $979,000 and $1,875,000, respectively. These results represent increases of 345% and 116%, respectively, compared to the 1997 domestic sales of $220,000 and $868,000, respectively. The increase in domestic sales is primarily due to increased sales to Amana Appliances ("Amana"). Beginning in the second quarter, the Company began shipping a new built-in refrigerator filtration system exclusively designed for Amana's ice-and-water refrigerator units. The Company anticipates sales to Amana to continue to be strong in the fourth quarter.

For the three months ended September 30, 1998, international sales were approximately $503,000, an increase of 69% from the net sales of $297,000 for the same period in 1997. The increase in international sales in the third quarter is due primarily to increase sales of outdoor products to military and relief organizations. For the nine months ended September 30, 1998, international sales were approximately $1,305,000, a decrease of 36% compared to 1997 international sales of $2,048,000. International sales continue to be lower compared to last year due primarily to the Asian financial crisis and lower demand for products in Eastern Europe.

The Company's transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically had little impact on the Company. However, beginning in third quarter 1997, foreign currency exchange rate fluctuations and deteriorating economic conditions had a material impact on the demand for the Company's products in certain foreign markets, especially in the Asian market. In addition, beginning in the third quarter of 1998, foreign currency exchange rate fluctuations and deteriorating economic conditions in Russia had a material impact on sales to the Company's largest distributor. The Company anticipates these trends to continue for the remainder of 1998 and into the first half of 1999.

International sales, by their nature, tend to consist of a limited number of high-value shipments. The Company's dependence on a limited number of high-value transactions and the inability to control the timing of some of those transactions, as well as various other factors, will, at the current sales levels, cause sales to fluctuate significantly from quarter to quarter.

COST OF GOODS SOLD. For the three month period ended September 30, 1998, the cost of goods sold were $1,172,614, representing 79.1% of net sales, compared to 1997 cost of goods sold of $477,838 or 92.4% of net sales. In the third quarter, as compared to the first six months of 1998, the Company was able to significantly reduce its cost of goods sold because of reduced labor and material costs related to Amana production. During the start-up phase for Amana in the second quarter, the Company had incurred higher than budgeted costs for both labor and materials that generated cost of goods sold in excess of net sales. The Company anticipates it can further reduce its Amana production costs through improved production efficiencies and semi-automation.

For the nine month period ended September 30, 1998, the cost of goods sold were $2,951,822 or 92.8% of net sales, compared to 1997 cost of goods sold of $2,253,385, or 77.3% of net sales. The increase in cost of goods sold as a percentage of sales is primarily due to higher than budgeted production costs for the Amana refrigerator project during the second quarter, the Porous Media cyst filter requirements contract reserve of $126,525, and the increase of $40,000 for slow moving inventory. The Company is pursuing other alternative uses for the cyst filters.

GROSS PROFIT. For the three month period ended September 30, 1998, the Company recognized a gross profit of $308,995 representing 20.9% of net sales. For the same period in 1997, the Company recognized a gross profit of $39,524 representing 7.6% of net sales. The Company improved its gross profit in the third quarter primarily due to increased sales to Amana combined with improved production efficiencies. In addition, the Company increased sales of its outdoor product line, which has higher gross profit margins as compared to other product lines, to military and emergency relief organizations.

For the nine month period ended September 30, 1998, the Company recognized a gross profit of $227,728 representing 7.2% of net sales. For the same period in 1997, the Company recognized a gross profit of $662,928 representing 22.7% of net sales. The decrease in gross profit for the nine months ended September 30, 1998 is attributed to lower international sales, the Amana refrigerator project start up production costs in second quarter, and the reserve for both the cyst filters requirements contract and slow moving inventory.

The Company believes it will continue to improve its gross profit margin. However, if the Company is successful in increasing sales to OEMs margins may continue to be negatively impacted.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and nine month periods ended September 30, 1998, selling, general and administrative expenses were $288,808 and $848,627, respectively, representing 19.5% and 26.7% of net sales, respectively. Selling, general and administrative expenses were $316,087 and $1,052,040, representing 61.1% and 36.1% of net sales, respectively, for the same periods in 1997.

The reduction in selling, general and administrative expenses is primarily due to lower expenses associated with trade shows, sales commissions, professional fees, outside services and building related expenses.

Beginning in 1997, the Company began a new marketing strategy that focuses the Company's sales and distribution efforts on OEM customers. Because the Company has limited capital, the Company is implementing sales strategies that utilize the brand recognition and the sales and distribution networks of the OEM customer. The Company anticipates selling, general and administrative expenses to remain at current levels for the remainder of 1998.

OTHER - For the nine month period ended September 30, 1998, other operating expense was $350,000. In May 1998, the Company agreed to issue 365,000 shares of Company common stock to KSURF under its license agreement in exchange for reducing the annual minimum cash payment from $75,000 to $25,000 for the remainder of the license agreement. This resulted in recognizing $350,000 of prepaid royalties. In the second quarter, the Company incurred a one-time charge of $350,000 related to writing off the prepaid royalties due to the uncertainty of the future realization of its value.

RESEARCH AND DEVELOPMENT EXPENSES. For the three and nine month periods ended September 30, 1998, research and development expenses were $11,144 and $215,806, respectively. The research and development expenses for the same periods in 1997 were $48,108 and $137,142, respectively. Research and development costs are higher in 1998 as compared to 1997 due primarily to National Sanitation Foundation (NSF) testing and certification efforts related to the new Amana refrigerator product and the PentaPure(R) Inline Filtration Systems product line.

The Company received NSF listings under standards 42 and 53 for the above product lines during the third quarter. Going forward, the Company anticipates that this will have a positive impact for both domestic and international sales. The Company's current research and development focus will be to obtain NSF certification for other products in 1999.

OTHER EXPENSE (INCOME). For the three and nine month periods ended September 30, 1998, other expenses, primarily interest expense, were $121,986 and $344,589, respectively compared to $79,539 and $204,131, respectively, for the same periods in 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $4,290,356 compared with a working capital deficit of $1,668,801 as of December 31, 1997. This change is principally due to the reclassification from a long-term liability to a current liability of the Company's outstanding promissory notes in the principal amount of $1,450,000, which mature May 1999. During the nine month period ended September 30, 1998, the Company used short-term loans of $950,000 from Mr. Klas, Sr. as a source of working capital to fund its operations.

For the nine month period ended September 30, 1998, cash increased $23,780, primarily due to cash provided by financing activities of $945,795, which was essentially offset by cash used in operations of $789,807 and cash used in investing activities of $132,208. Significant cash uses by operations included the net loss and increases in accounts receivable of $353,648, partially offset by increases in accounts payable of $304,762 and accrued expenses of $76,463 and an decrease in inventory of $186,894. Net cash used by investing activities consisted of purchases of property and equipment of $132,208. Net cash provided by financing activities was from issuance of notes payable of $950,000, partially offset by payments on long-term debt of $4,205.

During the same nine month period ended September 30, 1997, cash decreased $22,375, primarily due to cash used in operations of $1,174,164, which was essentially offset by cash provided by financing activities of $1,105,825. Significant cash uses by operations included decreases in accounts payable of $114,075 and accrued expenses of $228,901 and an increase in inventory of $623,678, partially offset by a decrease in accounts receivable of $356,363. Net cash provided by investing activities consisted of applications of restricted cash of $86,822 for payment of interest, less purchases of property and equipment of $40,858. Net cash provided by financing activities was from issuance of notes payable totaling $1,150,000 and issuance of common stock for $15,000, partially offset by payments on long-term debt of $7,803 and payments on notes payable of $51,372.

The Company estimates that it will have additional working capital needs of approximately $250,000 during the remainder of 1998 to fund its operations. The Company does anticipate that it will have additional capital expenditures of $50,000 for the remainder of 1998. The Company intends to fund these requirements through continued timely collection of accounts receivable and further advances from the Chairman of the Board.

At September 30, 1998, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman. If the note payable is not renewed and the Company is required to pay off the $750,000 balance, the Company's liquidity could be adversely affected.

At September 30, 1998, the Company had a $526,034 note payable to Tapemark. The loan matures on December 31, 1998 and interest accrues at a rate of prime plus 2% payable at maturity.

At September 30, 1998, the Company had notes payable totaling $2,149,881 payable to Mr. Klas, Sr. The loans mature on December 31, 1998 and interest accrues at a rate of prime plus 1% payable at maturity.

The Company is attempting to re-negotiate the maturity date for the notes payable to Mr. Klas, Sr. and Tapemark.

The Company has $1,450,000 in principal of promissory notes that mature May 31, 1999 and were issued by the Company in a private placement in May 1994. The notes bear interest at the prime rate plus 2% and interest is payable quarterly.

The Company's plan of operations over the next 12 months is to continue to implement its OEM sales and marketing strategy to expand its OEM customer base and increase domestic sales. In addition, the Company will attempt to enhance its Amana production line capabilities to improve gross profit margins. The Company will continue to pursue NSF listings for other product lines.

The Company is evaluating its available options to raise capital. These options include, but are not limited to, private placements of debt or equity securities to accredited investors, registered offerings of the Company's common stock and strategic partnership or joint venture arrangements. There is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company's efforts to raise additional capital are not successful, the Company's operations may be negatively impacted.

EFFECTS OF INFLATION

The Company believes that, during the periods discussed above, inflation has not had a material impact on the Company's business.


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                     Title                              Method of Filing
-------         ------------------------------------         ----------------

27              Financial Data Schedule                       Filed Herewith

         (b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the third quarter of 1998.


SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 29, 1998                       WTC Industries, Inc.


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