Form 10KSB
period 1998-12-31
WTC INDUSTRIES INC
filed 1999-03-31
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

Commission file number 0-19622
                              WTC Industries, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                        38-2308668
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                       Identification No.)

150 Marie Avenue East, West St. Paul, Minnesota             55118-4002
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code:   (651) 450-4913
--------------------------------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____

         State issuer's revenues for its most recent fiscal year:  $3,785,909

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $283,808 as of March 22, 1999

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,146,031 shares of Common Stock as of March 22, 1999

         Documents Incorporated by Reference: None

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes:___ No:_X_

         Pursuant to Rule 12b-25(e)(1), the registrant is filing this Form 10-KSB without including an auditors report or audited financial statements in
Item 7. Item 7 includes unaudited financial statements for the required period. The registrant is filing Form 12b-25 with this Form 10-KSB.

PART I
                         Item 1. DESCRIPTION OF BUSINESS

GENERAL

WTC Industries, Inc. and its wholly owned subsidiaries (collectively the "Company" or "WTC") develop, manufacture, and market water filtration and purification products for commercial and personal use. Filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, protozoan cysts (such as cryptosporidium and giardia), bad taste and odor. Purification products have the added benefit of devitalizing or removing viruses, bacteria and parasites.

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University ("KSU") and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other technologies, when applied in the Company's purification products, devitalize bacteria and viruses, remove protozoa and reduce other targeted contaminants in drinking water. Such systems are capable of making virtually any source water microbiologically fit to drink and better tasting. The Company's products fall into the following categories: systems and cartridges for use by original equipment manufacturers (OEMs), portable systems, point-of-use systems, point-of-entry systems, mobile purification systems and commercial systems. The Company's products are suitable for a broad range of applications including: home, personal travel, recreation, military, emergency use, commercial and industrial.

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

U.S. MARKET

PURIFICATION SYSTEMS - Municipally treated water in the United States has historically presented a relatively low risk of contamination due to viruses, bacteria and parasites. As such, consumer demand for purification systems to purify municipally treated water has been low. However, in recent years, there have been a number of instances where municipally treated water has been the cause of illness, or in extreme cases, even death. This occurred in 1993 when approximately 100 people died in Milwaukee from drinking municipal water that was contaminated with cryptosporidium cysts. There are several market niches in the U.S. for which there is a current perceived need for water purification products or systems.

These market opportunities include:

    * Outdoor Recreation
    * Foreign Travel
    * Military/Government/Disaster Relief
    * Household Filtration

An additional factor affecting the market for water purification devices in the U.S. is governmental regulation. In the U.S., all devices that purify water are required to be registered with the United States Environmental Protection Agency ("EPA"). To receive such registration, a product must demonstrate that it meets strict EPA standards under rigorous testing protocols.

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

These characteristics combine to produce several market segments that are defined by the basic needs of the consumers and their relative household income. In the more developed countries with greater personal income, consumers are willing to pay the extra cost for point-of-use or point-of-entry systems that can purify more water than just the minimum needed for drinking. In the less developed countries, while safe drinking water is considered a fundamental necessity, consumers have little disposable income. In these countries, while there is a perceived need and demand for the product, sales are dependent on the consumer's ability to purchase the product.

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

                                   TECHNOLOGY
PENTAPURE(R)

In the late 1970s, scientists at KSU developed and patented a unique iodine-based technology for the purification of drinking water. Iodine, in its natural state, exists as an I(2) molecule. Such I(2) iodine would be consistent with that found in an iodine tablet commonly used by campers, travelers and the military. The original technology developed by KSU was based on the process of creating an I(3) (tri-iodide) molecule and then bonding it to an anion exchange resin bead. When tested by running bacteria contaminated water through a bed of this resin, it was shown to be approximately 1,000 times more effective at killing water-borne bacteria instantly than iodine found in an iodine tablet. This tri-iodide resin was not particularly effective, however, at killing viruses and parasites found in certain water.

In 1981, KSU successfully developed and patented a new improved process resulting in an I(5) (penta-iodide) resin. Researchers determined that the I(5) resin was 1,000 times more effective than the I(3) resin, or 1,000,000 times more effective than an I(2) molecule alone, such as would be found in an iodine tablet. This new technology was also very effective at killing viruses and had significant disinfection ability against the more resilient protozoan family of organisms when properly engineered into a treatment system.

Through a complex proprietary process, I(5) ions are attached to resin beads that become positively charged. This positive charge attracts the negatively charged contaminants found in water such as bacteria, viruses and protozoa. As contaminated water passes through a bed of the I(5) resin, iodine is instantly transferred to the microorganisms due to this difference in charge, effectively devitalizing them.

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

PRODUCT CONFIGURATION

Depending upon a particular product's design and intended application, the Company utilizes certain filtration technologies with the PentaPure(R) technology to create an effective purification system. A typical product configuration includes four stages. The first stage consists of a carbon filter to remove sediment and organic material from the water. In the second stage, the PentaPure(R) kills water-borne bacteria and virus. The third stage uses solid carbon blocks to remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants. The last stage incorporates a scavenger media to remove any remaining iodine and iodide residuals and to further improve taste. In some product configurations, such as the PentaPure(R) Sport Purification System, the protozoan cyst removal occurs in a preliminary filtration stage.

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

The following list represents just a few of the contaminants that the Company's purification systems devitalize, remove or reduce from water:

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

ORIGINAL EQUIPMENT MANUFACTURERS (OEM)

The Company designs, manufactures and supplies systems and cartridges to OEMs for incorporation either into their water treatment systems or to add value to the products which they manufacture. The Company believes that significant future revenues may be derived from these strategic alliances. In most cases, the OEM customers are required to display the PentaPure(R) logo on the finished products that they manufacture. The Company sees this as an excellent opportunity to build brand recognition and credibility by careful selection and screening of OEM partners.

PORTABLE SYSTEMS

The Company's portable systems are designed for the travel, outdoor recreation, military and emergency relief markets.

         PUREIT(R) FAMILY - The PureIt(R) Refrigerator Dispenser is for sale to international markets. The Dispenser is designed for everyday use in a refrigerator, in relief operations or the outdoors. The purification system is located in a single cartridge. The system includes: 1) a washable and reusable filter for removing sediment; 2) a purification cartridge containing PentaPure(R)for devitalizing water-borne bacteria and viruses; 3) an activated carbon bed that absorbs elements which cause bad taste and odor, and 4) scavenger media which removes residual iodine. The purification cartridge also reduces agricultural and industrial chemicals, pesticides and herbicides. The result is fresh, purified water for drinking and cooking.

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

The PentaPure(R) Sport Purification System is simple to use. The consumer fills the bottle from any relatively clear water source such as rivers, lakes and streams. The purification mechanism is activated when the consumer squeezes the bottle which forces water through the purification cartridge. The EPA protocol, which this device has passed, is made to simulate water that is far more contaminated than water likely to be encountered in most situations.

         OTHER PORTABLE PRODUCTS AND SYSTEMS - The Company also sells other portable products using its purification technology to the international marketplace including the Travel Cup, a PentaPure(R) bucket system, drinking straws and a series of hand, gasoline, diesel and electrical operated pump systems for group and refugee camp use.

POINT-OF-USE SYSTEMS

The Company has developed a family of point-of-use purification systems that are designed for residential and light commercial use in international markets. These systems typically attach to the water line under a sink and dispense purified water through a dedicated faucet. Some units attach to the sink faucet and sit on the counter top. Individual systems can be configured to accommodate specific water quality problems

In 1996, the Company completed development and testing and began shipping PentaPure(R) InLine point-of-use filtration and purification systems utilizing a unique quick dry-change system. This significant new design in point-of-use water treatment incorporates a valve-in-head design with a totally dry change cartridge configuration. First supplied under a private label to a major OEM customer, the Company intends to market this system to niche market OEM customers both in the U.S. and internationally. These systems will be available in single, double, and triple stage configurations to handle a wide variety of water treatment problems worldwide. A single stage system has been independently tested and shown to remove 90% of lead, 99% of

Chlorine, 99.95% of giardia and cryptosporidium cysts, as well as improve taste and odor. It has been registered for sale in California, Iowa, Massachusetts and Wisconsin.

The Company believes that this new product line could have a significant impact on future revenues and will allow distributors to sell a system that has cartridges available only from the Company through its dealers and distributors worldwide.

POINT-OF-ENTRY SYSTEMS

The Company has a broad product line of point-of-entry purification systems that are typically designed for residential and commercial use in international markets. These systems attach to a municipal water line inside a building and purify the water before it reaches its point-of-use. These systems can be used for whole house, office, restaurant, hospital, embassy, hotel and many other applications. Point-of-entry systems are configured to be flexible which allows them to be custom configured to accommodate specific water quality problems and volume requirements.

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

The market for water filtration and purification devices is comprised of a diverse spectrum of product applications and perceived market needs. To determine which market niches present the most attractive and appropriate opportunities for WTC, the Company evaluated each market need in light of the Company's competitive strengths. Management believes that the Company's strengths reside in the technical advantages of the PentaPure(R) and in the unique product design characteristics of its new InLine systems. Management believes that the efficacy and efficiency of the PentaPure(R) enables it to design smaller, less expensive and more effective water purification devices than most competing technologies or products. This technology has permitted the design of water purification devices that do not require energy, pressure or multiple passes to achieve effective water purification. The patented PentaPure(R) technology, combined with a scavenger media and a variety of filtration products, produce effective, efficient, high-quality and low cost water purification systems with low to non-detectable iodine residual levels.

In international markets, the Company promotes its inexpensive portable purification products, such as the PureIt(R) product, to the mass markets, particularly in the less developed countries where the demand for purified water is high. Point-of-use systems, which typically sell for $90-$375, are targeted for the general population in more developed countries and the upper income population in less developed countries. These systems, along with cartridge based point-of-entry systems, are sold through distributors that offer all or a significant portion of the Company's complete product line. The majority of these distributors sell via direct sales or multi-level marketing organizations. Disaster relief systems, military products, and commercial systems are sold through direct or independent sales representatives, typically on a custom order basis.

In the U.S. market, the Company is focusing its efforts on OEM customers with the InLine Systems product line. The Company is also seeking to supply this product line to other niche markets through strategic marketing partners with the Company maintaining its role as the manufacturer.

                             DISTRIBUTION AND SALES

U.S. MARKET

The past two years, the Company has implemented a marketing strategy that focuses on OEM customers. This strategy is intended to allow the Company to utilize the brand recognition and the sales and distributions networks of the OEM, while reducing the Company's marketing expense.

In prior years, the Company had established a network of independent sales representatives which had office locations throughout the U.S. This arrangement had limited success. The Company continues, to a limited extent, to support this network of sales representatives in target markets, such as the outdoor recreation, catalogue and mail order, housewares, hardware home centers and specialty retailer markets.

The Company's domestic sales accounted for 64% of total net sales in 1998, compared to 36% in 1997 and 31% in 1996. Amana Inc., the largest domestic customer, accounted for 53% of total net sales in 1998.

INTERNATIONAL MARKETS

Internationally, the Company employs various strategies to market and distribute its products. In many countries, the Company has established relationships with independent sales representatives or distributors to market the Company's products. The Company currently has such relationships in Poland, Malaysia, Korea, Indonesia, Taiwan, Viet Nam, Canada, Egypt, India, Pakistan, France, Germany, Spain, Portugal, the United Kingdom, Norway, Mexico, Sweden, China, Russia, the Ukraine, the Philippines and certain countries in the Middle East and Central and South America. Local sales organizations may use direct sales representatives, network marketing organizations and independent manufacturer sales representatives as well as other means customary to the specific region to distribute the Company's products.

The Company's international sales accounted for 36% of total net sales in 1998, compared to 64% in 1997 and 69% in 1996.

                                   COMPETITION

In the United States and internationally the water treatment equipment industry is highly fragmented. Many small, regional companies manufacture and market products that filter water, however, fewer companies market products that actually purify water. Purification provides the added benefit of devitalization or removal of viruses and bacteria. The Company believes that the superiority of its PentaPure(R) technology serves as a distinct competitive advantage over other water purification products.

At least three other U.S. companies make their own versions of iodinated resin that compete with the Company's purification media. These companies include, The Purolite Company, Umpqua Research Company, and Ametek, Inc. The Company believes these resins leave much higher iodine and iodide residual levels in the treated water than PentaPure(R) and, as a result, water treated with these iodinated resins has an undesirable taste and odor. The Company offers a far broader range of products based on iodinated resin technology than any of these competitors.

Due to the broad spectrum of product and market applications in the water filtration and purification industry, both domestically and internationally, and the breadth of the Company's product lines, there are many companies that compete with one or more of the Company's products. The largest and best known companies with whom WTC competes include Brita (USA), Inc., Katadyn, Recovery Engineering, Inc. (PUR), EcoWater, US Filter, General Ecology, Inc., Amway, Cuno, Teledyne Water Pik and Dalton Ceramics. Several of these competitors are significantly larger than the Company, but none competes directly against all of its product lines.

                           MANUFACTURING AND SUPPLIERS

The Company performs all of its own product assembly at two facilities in Minnesota. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future. Most of the vendors that manufacture component parts for the Company's products utilize tooling owned by the Company. Management believes that for most of the component parts used in the Company's products there are multiple vendors that could manufacture such parts for the Company should any of the current suppliers be unable or unwilling to do so.

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

TAPEMARK COMPANY

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides labels for the Company's products and office and manufacturing facilities. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is also the CEO, Chairman of the Board and largest shareholder for Tapemark. During 1998 and 1997, the Company paid Tapemark a total of $76,900 and $110,900, respectively, for these services.

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

During the year, the Company fulfilled its first year obligation of $172,500 of which $127,000 is included in the slow moving inventory reserve as of December 31, 1998. In the fourth quarter of 1998, management accrued the remaining estimated commitment, not likely to be fulfilled by the Company, of approximately $463,500. As a result, the Company has established a reserve at December 31, 1998 totaling $517,500, of which $172,500 is included in current liabilities.

                              INTELLECTUAL PROPERTY

The Company has an exclusive license from KSURF to commercialize iodinated resin processes developed by KSU scientists and patented in the U.S. and certain foreign countries. The Company's license is exclusive except for KSU's right to conduct scientific research.

In May and July 1998 the Company amended its license agreement with KSURF to reduce the annual minimum cash royalty payable by the Company from $75,000 to $25,000 for the remainder of the license agreement. In consideration for these amendments the Company issued a total of 42,500 shares of its common stock to KSURF. The Company incurred a one-time charge of $350,000 related to the amendments, due to the uncertainty of the future realization of its value. The cash royalty paid to KSURF in 1998 was $25,000. Royalties for 1997 were settled with the issuance of 7,500 shares of the Company's common stock.

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

                            RESEARCH AND DEVELOPMENT

The Company utilizes several independent consultants to perform, coordinate or contribute to its research and development program. Primary among them is Dr. George Marchin, an associate professor of microbiology and immunology at Kansas State University. The Company's current research and development efforts is focused on OEM projects and improving the performance of its existing product lines.

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

                                    EMPLOYEES

As of March 22, 1999, the Company had 19 full time employees, consisting of two in administration, four in sales and marketing, two in finance, one in engineering, and ten in production. In addition, the Company utilizes the services of two consultants in the areas of research and development. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                               Item 2. PROPERTIES

The Company leases approximately 1,800 square feet of corporate office space and approximately 3,200 square feet of manufacturing space from Tapemark in a building that also houses Tapemark's principal executive office. The rent for the first year of the lease (ended February 28, 1999) was issuance of an option to purchase 11,200 shares of Company common stock at a price of $3.125 per share which expires December 31, 2000. The lease as been extended through February 28, 2001 in consideration of 23,333 shares of Company common stock for each year. The Company is not making any cash payments to Tapemark for rent, general utilities, real estate taxes and special assessments.

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

On January 1, 1998, the Company entered into a twelve month lease agreement for approximately 5,000 square feet of production space in Kennedy, Minnesota from Bowman Industries, Inc. The Company pays base rent of $350 per month and all operating expenses associated with the building. The Company renewed the lease on January 1, 1999 for six months with the option to renew every six months. The base rent increased to $1,000 per month.

On February 1, 1997, the Company entered into a six month lease agreement for approximately 10,000 square feet of warehouse space in Kennedy, Minnesota. The Company continues to renew the lease every six months. The Company pays base rent of $250 per month and also the operating expenses associated with the building.

                            Item 3. LEGAL PROCEEDINGS

None.

                   Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

         On December 15, 1998, Robert C. Klas, Sr., the Company's majority shareholder, approved by written consent in accordance with Delaware law a one-for-ten reverse stock split of the Company's Common Stock and an increase in the number of authorized shares of Common Stock to 15,000,000 shares (on a post-reverse split basis). On that date, prior to the effectiveness of the reverse split, the majority stockholder owned 6,760,118 of the total of 11,460,118 shares which were then outstanding (prior to the reverse split). The Company filed and distributed an Information Statement with respect to the written consent, but no other written consents were solicited or obtained. After expiration of the applicable notice period, the reverse stock split and increase in the number of authorized shares became effective on January 6, 1999. The reverse stock split reduced the number of outstanding shares from 11,460,180 to 1,146,031 shares.

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

------------------------------------------------------------
              PERIOD                  LOW           HIGH
------------------------------------------------------------
------------------------------------------------------------
1996   January 1 - March 31         $ 1 5/8       $ 3  1/4
------------------------------------------------------------
       April 1 - June 30            $ 1 3/4       $ 2  5/8
------------------------------------------------------------
       July 1 - September 30        $ 1 1/4       $ 2  3/8
------------------------------------------------------------
       October 1 - December 31      $ 1 1/4       $ 2  3/8
------------------------------------------------------------
1997   January 1 - March 31         $ 1           $ 1 15/16
------------------------------------------------------------
       April 1 - June 30            $  13/16      $ 1
------------------------------------------------------------
       July 1 - September 30        $  11/16      $   95/100
------------------------------------------------------------
       October 1 - December 31      $   1/4       $   13/16
------------------------------------------------------------
1998   January 1 - March 31         $   5/16      $ 1  1/16
------------------------------------------------------------
       April 1 - June 30            $   9/32      $ 1  3/16
------------------------------------------------------------
       July 1 - September 30        $  13/32      $   15/16
------------------------------------------------------------
       October 1 - December 31      $   3/16      $ 1
------------------------------------------------------------
1999   January 1 - March 22         $ 1 1/16      $ 5
------------------------------------------------------------

The Company's Common Stock was held by approximately 812 stockholders as of March 1, 1999.

CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

                  Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

GOING CONCERN; INSOLVENCY; PROSPECT OF BANKRUPTCY. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During 1998 and 1997, the Company has incurred net losses of $3,042,230 and $1,512,760, respectively, and cash used by operating activities was $1,066,116 and $1,691,400, respectively. As of December 31, 1998, the Company has a working capital deficiency of $5,377,313 and an accumulated deficit of $17,328,610. In addition, the Company has $1,450,000 of notes payable that mature on May 31, 1999. These factors, among others, indicate that the Company may be insolvent, may be unable to continue as a going concern in the near future, and may be forced into voluntary or involuntary bankruptcy.

The Company's working capital requirements for 1997 and 1998 were met through loans by Robert C. Klas, Sr., the Company's Chairman and CEO, and by a company affiliated with him (Tapemark), which totaled $1,600,000 in 1997 and $1,200,000 in 1998. As of January 1, 1999, Mr. Klas agreed to loan an additional $500,000 to the Company during 1999, and as of March 22, 1999, $350,000 of this amount had been advanced. Other than the remaining $150,000 covered by that agreement, Mr. Klas has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any futher financing to the Company. There is also no assurance that the holders of the promissory notes due on May 31, 1999 will agree to extend the maturity of those notes or to forebear in the enforcement of their rights as creditors. If all or a portion of the note holders do not accept such an extension or exchange, or if Mr. Klas is unwilling to provide any further financing to the Company beyond the amounts he has already committed, the Company will likely be forced to file for bankruptcy or have involuntary bankruptcy proceedings filed against it. If any of those events occur, it is highly unlikely that holders of the Company's Common Stock would receive anything upon the Company's liquidation or the bulk sale of its assets.

Management's plans for the Company to continue as a going concern include (a) efforts to persuade holders of existing short term debt to extend the maturity of the debt or exchange the debt for equity securities, (b) seeking further financing from Mr. Klas or other investors, (c) pursuing and obtaining Environmental Protection Agency approval for the new PentPure(R) InLine purification systems to increase sales to the OEM domestic market, and (d) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance whatsoever that these plans will be successful.

The Company's consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that would be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

NET SALES. The Company had net sales of $3,785,909 in 1998, representing an increase of 15.3% from net sales of $3,284,685 in 1997.

The increase in net sales is primarily due to a 104.5% increase in domestic sales in 1998 compared to 1997. In 1998, domestic sales were $2,425,000, or 64% of total net sales, compared to $1,186,000 or 36% in 1997. The increase in domestic sales is primarily due to increased sales to Amana Appliances ("Amana"), which uses a built-in refrigerator filtration system designed by the Company exclusively for Amana refrigerators.

International sales were $1,360,900 or 36% of total net sales in 1998, compared to $2,098,700 or 64% in 1997. The most significant factor contributing to the decrease in international sales was poor economic conditions overseas and the strong U.S dollar. Beginning in third quarter 1997 and into 1998, foreign currency exchange rate fluctuations and deteriorating economic conditions had a material impact on the demand for the Company's products in Asian markets. In addition, beginning in July of 1998, foreign currency exchange rate fluctuations and deteriorating economic conditions in Eastern Europe had a material impact on the sales to the Company's largest distributor. The Company anticipates these trends to continue into 1999.

COST OF GOODS SOLD. For 1998 and 1997, the cost of goods sold was $4,102,833 and $2,883,670, representing 108.4% and 87.8% of total net sales, respectively. Factors contributing to the Company's increase in cost of goods sold include a significant increase in slow moving inventory, higher than budgeted production costs related to the new Amana built-in refrigerator filtration system and a decrease in international sales of approximately $738,000.

In 1998 and 1997, the Company wrote off $436,230 and $108,000, respectively, for either slow moving or obsolete inventory. The increased reserves are due to the market conditions in both Asia and Eastern Europe. The expenses resulting from slow moving or obsolete inventory provision represent 11.5% and 3.3% of net sales in 1998 and 1997, respectively.

In the second quarter of 1998, the Company began to produce the Amana built-in refrigerator filtration system. The initial start-up costs combined with the production learning curve generated significant unfavorable variances for both direct materials and direct labor. During the remainder of 1998 these problems were rectified. In addition, during the fourth quarter, the Company began to implement new cost saving measures. Management believes it has and will continue to reduce the production costs associated with this project.

GROSS PROFIT (LOSS). For 1998 and 1997 the Company recognized a gross loss of $(316,924) and a gross profit of $401,015, respectively, representing (8.4)% and 12.2% of total net sales. The significant decrease in gross profit is attributed to the items mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For 1998 and 1997, selling, general and administrative expenses were $1,136,128 and $1,371,663, representing 30.0% and 41.8% of total net sales, respectively. The reduction in selling, general and administrative expenses is primarily due to lower expenses associated with trade shows, sales commissions, professional fees and building related expenses.

The Company continues to implement a marketing and sales strategy that focuses the Company's sales and distribution efforts towards OEM customers. This strategy is intended to allow the Company to utilize the brand recognition and the sales and distributions networks of the OEM, while reducing the Company's marketing expense.

RESEARCH AND DEVELOPMENT EXPENSES. For 1998 and 1997, research and development expenses were $291,838 and $140,834, respectively. The increase is due to NSF 42 and 53 certification for the InLine filtration systems. While the Company is committed to its long-term investment in research and development, such expenses tend to fluctuate and are related in part to the Company's available resources.

LOSS ON ROYALTY AGREEMENT. The Company incurred a one-time charge of $350,000, or 9.2% of total sales, related to the issuance of 42,500 shares of stock to KSURF. These shares were issued pursuant to an amendment to the Company's license agreement with KSURF to reduce the annual minimum cash payment from $75,000 to $25,000 for the remainder of the license agreement. This resulted in recognizing $350,000 of prepaid royalties, which were written off due to the uncertainty of the future realization of their value.

LOSS ON MINIMUM PURCHASE CONTRACT. The Company is under contract to purchase 100,000 cyst filters from Porous Media for five years. During 1998, the Company fulfilled its first year obligation of $172,500 of which $127,000 is included in the slow moving inventory reserve as of December 31, 1998. In addition, the Company anticipates that the total number of cyst filters that would be purchased over the remaining life of the contract to be 100,000 units. As a result, the Company has established a reserve at December 31, 1998 totaling $517,500. The total expense was $463,500 and $54,000 in 1998 and 1997, respectively, which represents 12.2% and 1.6% of total net sales, respectively.

NET OPERATING LOSS CARRYFORWARDS. The Company has a federal net operating loss ("NOL") carryforward of approximately $16,800,000 at December 31, 1998. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in controlling interest resulted in part from the Ecomaster/WAPCO transactions. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $5,377,313, compared with a working capital deficit of $1,668,801 as of December 31, 1997. This substantial increase in the working capital deficit is principally due to (i) the reclassification of the Company's outstanding promissory notes in the principal amount of $1,450,000 which mature May 31, 1999 from a long-term liability to a current liability, and (ii) new loans totaling $1,200,000 from the Company's Chairman and CEO to fund operations.

During 1998 cash increased $20,020 due to cash provided by financing activities of $1,193,749, offset by cash used in operations of $1,066,116 and cash used in investing activities of $107,613. Significant cash uses in operations included the net loss and an increase in accounts receivable of $64,412, partially offset by a decrease in inventory, exclusive of the provision for obsolete inventory, of $436,230, and an increase in current liabilities of $364,531. Net cash used in investing activities consisted of purchases of property and equipment of $107,613. Net cash provided by financing activities resulted from notes payable of $1,200,000 from the Chairman of the Board, which was partially offset by payments on long-term debt of $6,251.

For the year ended December 31, 1997 cash decreased $48,083 due to cash used in operations of $1,691,400, offset by $1,593,860 from financing activities and $49,457 from investing activities. Significant cash uses by operations included the net loss and decreases in current liabilities of $576,133 and an increase in inventory, exclusive of the provision for obsolete inventory, of $540,553, partially offset by a decrease in accounts receivable of $478,708. Net cash used in investing activities consisted of purchases of property and equipment of $42,127 less applications of restricted cash of $86,810. Net cash provided by financing activities resulted from cash loans of $1,100,000 by the Chairman and CEO, $500,000 from a company affiliated with the Chairman and CEO and proceeds of $15,000 from the sale of common stock. The cash advances were partially offset by payments on long-term debt of $21,140.

The Company estimates that during 1999 it will have working capital needs of approximately $1,250,000 to fund its operations and continue market introduction of the PentaPure(R) InLine quick-dry change product line. This is in addition to working capital which is needed to repay the $1,450,000 of short term that matures on May 31, 1999. The Company also anticipates that it will have to fund growth in inventories and accounts receivable. The Company anticipates that it will have capital expenditures for equipment and computer hardware and software enhancements of approximately $135,000 in 1999.

At December 31, 1998, the Company has a $750,000 note payable to a financial institution that is due on May 31, 1999. The note payable is secured by the Company's assets and is guaranteed by the Chairman and CEO. If the note is not renewed, and the Company is required to pay off the $750,000 balance, the Company may be required to suspend or terminate operations.

The Company has $1,450,000 in principal of promissory notes that were issued in a private placement in 1994 which mature on May 31, 1999. The notes bear interest at the prime rate plus 2% and interest is payable quarterly. The Company intends to attempt to persuade the holders of these notes to extend the maturity. There is no assurance whatsoever that any of the note holders will agree to such an extension.

On January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $2,498,807 to the Chairman and CEO through December 31, 1999. Accrued interest of $98,926 at December 31, 1998 was included in the new note payable. Interest will accrue at prime and is payable on June 30, 1999 and December 31, 1999.

On January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $553,114 to a company affiliated with the Chairman through December 31, 1999. Accrued interest of $27,080 at December 31, 1998 was included in the new note payable. Interest will accrue at prime and is payable on June 30, 1999 and December 31, 1999.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman. The loan matures on December 31, 1999 and accrues interest at prime and payable on June 30, 1999 and December 31, 19999. Through March 22, 1999 $350,000 had been advanced under this agreement.

Effective June 15, 1997, the Company entered into a cyst filter requirements contract with Porous Media. The minimum commitment is $172,500 per contract year beginning June 15. Through December 31, 1998, the Company had fulfilled its first contract year obligation. The Company is required to purchase an additional 400,000 cyst filters over the next three and one-half (3.5) years. Although the Company's performance is guaranteed by the Chairman and CEO up to $100,000, failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

Other than the remaining $150,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any futher financing to the Company. There is also no assurance that the holders of the promissory notes due on May 31, 1999 will agree to extend the maturity of those notes or to forebear in the enforcement of their rights as creditors. If all or a portion of the note holders do not accept such an extension or exchange, or if Mr. Klas is unwilling to provide any further financing to the Company beyond the amounts he has already committed, the Company will likely be forced to file for bankruptcy or have involuntary bankruptcy proceedings filed against it. If any of those events occur, it is highly unlikely that holders of the Company's Common Stock would receive anything upon the Company's liquidation or the bulk sale of its assets.

If the Company is able to obtain additional financing to continue operations, its plan of operations over the next 12 months is to further develop its OEM customer base and its sales of the PureIt(R) InLine point-of-use systems in both the domestic and international markets.

FOREIGN CURRENCY EFFECTS

Beginning in the third quarter 1997, foreign currency exchange rate fluctuations and deteriorating economic conditions had a material impact on the demand for the Company's products in Asian markets. In addition, beginning in the third quarter of 1998, foreign currency exchange rate fluctuations and deteriorating economic conditions in Eastern Europe had a material impact on sales to the Company's largest distributor. The Company anticipates these trends to continue into 1999.

EFFECTS OF INFLATION

The Company believes that during 1997 and 1998 inflation has not had a material impact on the Company's business.

YEAR 2000 COMPLIANCE

Management has initiated a company-wide program to prepare the Company's computer systems, information technology and non-information technology to be Year 2000 compliant.

The Company is communicating with its suppliers, customers and other service providers to determine the extent of the Company's vulnerability to the failure of third parties to be Year 2000 complaint. The Company has made significant progress and has substantially completed its internal program to remediate the Year 2000 issue. During 1998, the Company upgraded its manufacturing and financial software, along with personal computers and related software. The Company's expenditures in 1998 related to Year 2000 issues were approximately $40,000. The costs of the new equipment and software are being depreciated over their useful lives. Based on information currently available, the total remaining maintenance or capital costs to be incurred in 1999 is estimated to be $10,000.

The risks to the Company resulting from failure of the Company's own information systems or third parties to attain Year 2000 readiness is similar to other businesses. These risks include but are not limited to (1) disruptions in information systems used for transaction processing, (2) disruptions in the supply of raw materials and other components from major vendors, and (3) disruptions in facilities used in the manufacturing process.

The Company is in the process of developing a contingency plan to address the above risks. The contingency plan is expected to be in place by September 30, 1999. If the Company or its major customers, suppliers or other third parties with whom the Company does business fail to address adequately the Year 2000 issues, or the Company fails to successfully integrate its information systems, the Company's business or results of operations could be materially adversely affected.

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

Item 7.  FINANCIAL STATEMENTS

         The unaudited financial statements that are included with this Form 10-KSB are presented beginning on page F-1 following the signature pages.

            Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 11, 1998, the Company dismissed its former independent accountants, Deloitte & Touche, and engaged McGladrey & Pullen as the Company's independent accountants for the fiscal year ended December 31, 1998. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, fiancial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

              Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                   Age     Position
----                   ---     --------

Robert C. Klas, Sr.     71     Chairman of the Board, CEO and Director
David M. Botts          36     Chief Operating Officer
Gregory P. Jensen       38     Chief Financial Officer, Secretary and Treasurer
Biloine W. Young        72     Director
John A. Clymer          50     Director
Robert C. Klas, Jr.     45     Director
James J. Carbonari      57     President of PentaPure Incorporated

All directors have been elected to serve until the next annual election of directors (to occur in 1999 at the annual meeting of the shareholders), or until their earlier resignation or removal. Officers serve at the pleasure of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the persons referred to above have filed the required
Section 16(a) forms. Jon Magnusson, a 10% shareholder, has not filed the required Section 16(a) forms.

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

For the past forty-seven years, Mr. Klas has been the owner, Chairman of the Board and Chief Executive Officer of The Tapemark Company, a $67 million converting and manufacturing company, specializing in narrow web flexograpic printing, laminating and precision die-cutting. Tapemark has twice received awards as the best managed company in its industry. In 1994, Mr. Klas was given his industry's highest executive award. Mr. Klas is the father of Robert C. Klas, Jr. who is also a director of the Company.

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

JAMES J. CARBONARI, PRESIDENT. Mr. Carbonari joined the Company in August 1998 and serves as the President for PentaPure Incorporated, a wholly owned operating subsidiary of WTC Industries, Inc. Prior to joining the Company, Mr. Carbonari served nine years as Vice President of Sales and Marketing for Osmonics Inc. He served as regional manager for the Donaldson Company from 1988 to 1989 and as Vice President for the Carter Day Co. from 1984 to 1988.

                         Item 10. EXECUTIVE COMPENSATION

The following table shows for the Company's last three fiscal years the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and each of the other executive officers whose cash compensation exceeded $100,000 ("named executives").

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION           LONG TERM
                                                                      COMPENSATION
                           ---------------------------------------------------------------------------
NAME AND                                                              (SECURITIES          ALL OTHER
PRINCIPAL POSITION         YEAR       SALARY     BONUS    OTHER    UNDERLYING OPTIONS)    COMPENSATION
------------------------------------------------------------------------------------------------------
Robert C. Klas, Sr. (1)    1998         -0-        --       --             --                  --
Chief Executive Officer    1997         -0-        --       --             --                  --
                           1996         -0-        --       --             --                  --
------------------------------------------------------------------------------------------------------
David M. Botts             1998     $ 125,000      --       --             --                  --
Chief Operating Officer    1997     $ 125,000      --       --             --                  --
                           1996     $ 121,036      --       --             --                  --
------------------------------------------------------------------------------------------------------

(1) Mr. Klas, Sr. was elected as the Company's Chief Executive Officer on April 13, 1996. The Company has not paid a salary, bonus or other annual compensation to Mr. Klas, Sr.

During 1998, there were no stock options granted to the named executives.

The following table sets forth information with respect to the Named Executives concerning the options held as of December 31, 1998:

     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

--------------------------------------------------------------------------------------------------------
                                                           NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS
                       SHARES ACQUIRED                     OPTIONS AT FY-END (#)        AT FY-END ($)
                         ON EXERCISE     VALUE REALIZED        EXERCISABLE/              EXERCISABLE/
       NAME                  (#)              ($)             UNEXERCISABLE             UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
Robert C. Klas, Sr.          --               --                   0/0                       0/0
--------------------------------------------------------------------------------------------------------
David M. Botts               --               --               5,500/5,000                   0/0
--------------------------------------------------------------------------------------------------------

The above tables incorporate the effect of the one-for-ten reverse stock split on January 6, 1999.

EMPLOYMENT AGREEMENTS

None of the Company's executive officers is party to an employment agreement with the Company.

DIRECTOR COMPENSATION

The Company does not pay any cash fee or other cash compensation to directors who are not employed by the Company. Under the 1996 Stock Option Plan, outside directors are entitled to receive an annual formula grant of non-qualified options to purchase a number of shares determined by dividing $1,000 by the fair market value per share of the Common Stock on the date of grant, but in no event more than 500 shares per Outside Director per grant. These options will have an exercise price equal to 100% of the fair market value per share of the Common Stock on the date of grant, are fully vested on the date of grant and will expire five years after date of grant. On October 29, 1996, options for 1,000 shares of Common Stock were granted to the Outside Directors under this provision. No options were granted to the Outside Directors for services related to 1997 or 1998.

                Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 1999, the number of shares of common stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock, by each director, and by all executive officers and directors as a group.

NAME AND ADDRESS OF               AMOUNT AND NATURE OF       PERCENT
BENEFICIAL OWNERS               BENEFICIAL OWNERSHIP (1)     OF CLASS
-------------------             ------------------------     --------

Robert C. Klas, Sr. (2)(3)(5)
150 East Marie Avenue
West St. Paul, MN  55118                949,712                62.5%

Robert C. Klas, Jr. (2)
150 East Marie Avenue
West St. Paul, MN  55118                  1,875                 *

James J. Carbonari (4)
18515 5th Avenue North
Plymouth, MN 55447                       30,000                 2.0%

David M. Botts (3)
980 Bayside Lane
Minnetrista, MN  55364                   13,698                 1.0%

Gregory P. Jensen (3)
3809 Azalea Place
Burnsville, MN  55337                    15,000                 1.0%

John A. Clymer (2)
829 3rd Street
Hudson, WI  54016                         2,298                 *

Biloine W. Young (2)
15 Crocus Hill
St. Paul, MN  55102                       2,098                 *

Jan H. Magnusson
300 S. Owasso Blvd.
St. Paul, MN 55117                      173,883                11.5%

All officers and directors as
a group, 7 persons (1)                1,188,564                78.3%

* Less than one percent.

(1) Includes options to purchase the following number of shares, which are or will become exercisable within 60 days of December 31, 1998: 11,200 shares--available under options held by The Tapemark Company, an affliate of Mr. Klas, Sr.; Mr. Klas, Jr.--1,250 shares; Mr. Clymer--848 shares; Ms. Young--848 shares; Mr. Carbonari--10,000 shares; Mr. Botts-- 5,500 shares, Mr. Jensen--8,750 shares; and all officers and directors as a group--38,396 shares.

(2)      Serves as a director of the Company.

(3)      Serves as an executive officer of the Company.

(4)      Serves as President for PentaPure Incorporated.

(5) Includes: (a) a warrant to purchase 240,000 shares of Common Stock on or before March 22, 2001; (b) 22,500 shares of Common Stock held by The Tapemark Cash or Deferred Profit Sharing Plan; and (c) 11,200 shares of Common Stock available under vested options held by The Tapemark Company.

                       Item 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

During 1997, Mr. Klas loaned the Company $1,100,000 and his affiliate Tapemark loaned the Company $500,000. These loans accrue interest at a rate of prime plus one percent and prime plus two percent, respectively. Interest expense related to these borrowings charged to operations during 1997 was $64,000, of which $44,000 is included in accrued interest at December 31, 1997. On January 1, 1998, Mr. Klas converted the interest payable due him of $ 30,673 into a new note.

On June 30, 1998, the Company replaced a $500,000 demand note payable to Tapemark with a new demand note payable for $526,034, which includes the original principal of $500,000 and accrued interest payable through June 30, 1998 of $26,034.

On January 1, 1999, the Company entered into an agreement to extend through December 31, 1999 all demand notes payable to Tapemark. Accrued interest of $27,080 at December 31, 1998 was included in the new note payable. Interest will accrue at prime and is payable on June 30, 1999 and December 31, 1999.

During 1998 Mr. Klas loaned the Company $1,200,000. These loans accrue interest at a rate of prime plus one percent. Interest expense related to these borrowings charged to operations was $168,134, of which $69,208 was converted into a note payable on June 30, 1998 and $98,926 is included in accrued interest payable at December 31, 1998.

On January 1, 1999, the Company entered into an agreement with Mr. Klas to extend and consolidate all of the demand notes payable totaling $2,498,807 through December 31, 1999. Accrued interest of $98,926 at December 31, 1998 was included in the new note payable. Interest will accrue at prime and is payable on June 30, 1999 and December 31, 1999.

Tapemark provides labels for the Company's products and office and manufacturing facilities. Mr. Robert C. Klas, Sr., the Company's Chairman, CEO and largest stockholder, and is also the CEO, Chairman of the Board and largest shareholder of Tapemark. During the year ended December 31, 1998 and 1997, the Company paid Tapemark a total of $76,900 and $110,900, respectively, for these services.

At December 31, 1998 and 1997, the Company had a $750,000 note payable to a financial institution, which is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a personal guarantee by Mr. Robert Klas, Sr.

                          Item 13. EXHIBITS AND REPORTS
(a) Exhibits

Exhibit
No.        Title                                            Method of Filing
---        -----                                            ----------------

3.1        Certificate of Incorporation
           of Water Technologies Corporation, as amended          (A)

3.2        Bylaws of Water Technologies Corporation,
           as amended                                             (A)

3.3        Certificate of Amendment of Certificate
           of Incorporation of WTC Industries, Inc.               Filed Herewith

4.0        Specimen Common Stock Certificate                      Filed Herewith

10.1       License Agreement dated January 1, 1990,
           between Kansas State University Research
           Foundation and Water Technologies Corporation          (A)

10.1.1     Amendment to License Agreement dated May 7, 1998       Filed Herewith

10.1.2     Amendment to License Agreement dated July 1, 1998      Filed Herewith

10.4       Amendment to Agreement dated June 21, 1991
           between Water Technologies Corporation and
           Water and Air Development Corporation                  (B)

10.34      Agreement and Plan of Merger dated
           November 19, 1994, as amended                          (C)

10.38      1994 Non qualified Stock Option Plan                   (D)

10.46      Stock Purchase Agreement between WTC
           Industries, Inc. and  Robert C. Klas, Sr.
           dated March 22, 1996                                   (E)

10.48      Memorandum of Agreement between WTC
           Industries, Inc. and DentalPure Corp.
           dated March 22, 1996                                   (F)

10.49      Porous Media Requirements Contract                     (G)

10.50      1996 Stock Option Plan                                 (G)

10.51      Promissory Notes issued by the Company to
           Robert C. Klas, Sr. and Tapemark Company               Filed Herewith

10.52      1998 Lease Agreement between WTC Industries, Inc.
           and the Tapemark Company                               Filed Herewith

10.53      1999 Lease Agreement between WTC Industries, Inc.
           and the Tapemark Company                               Filed Herewith

21.1       List of subsidiaries of WTC Industries, Inc.           (F)

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

(E) Incorporated by reference to Exhibit number 10.1 to the Company's Form 8-K filed on March 22, 1996.

(F) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1995.

(G) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1996.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.


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

SIGNATURE                  TITLE                                  DATE

/s/ Robert C. Klas, Sr.    Chairman of the Board, Director and    March 29, 1999
------------------------   Chief Executive Officer
Robert C. Klas, Sr.

/s/ Gregory P. Jensen      Chief Financial Officer, Secretary     March 29, 1999
------------------------   and Treasurer
Gregory P. Jensen

/s/ John A. Clymer         Director                               March 29, 1999
------------------------
John A. Clymer

/s/ Biloine W. Young       Director                               March 29, 1999
------------------------
Biloine W. Young

/s/ Robert C. Klas, Jr.    Director                               March 29, 1999
------------------------
Robert C. Klas, Jr.

                                    Contents


--------------------------------------------------------------------------------
FINANCIAL STATEMENTS

      Consolidated balance sheets                                           F-2

      Consolidated statements of operations                                 F-3

      Consolidated statements of stockholders' deficit                F-4 - F-5

      Consolidated statements of cash flows                           F-6 - F-7

      Notes to consolidated financial statements                     F-8 - F-20

--------------------------------------------------------------------------------

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                                                        1998
ASSETS (Note 5)                                                                     (Unaudited)            1997
-------------------------------------------------------------------------------------------------------------------
Current Assets
    Cash                                                                            $     25,261       $      5,241
    Accounts receivable, net of allowance for doubtful accounts of
       $10,000 and $16,000                                                               217,715            153,303
    Inventories, net of obsolescence reserve of approximately
       $929,000 and $493,000 (Note 3)                                                    430,106          1,084,448
    Prepaid expenses and other                                                             3,691              8,120
                                                                                   --------------------------------
              TOTAL CURRENT ASSETS                                                       676,773          1,251,112

Property and Equipment, net (Note 4)                                                     193,839            245,659

Other Assets                                                                              11,792             38,407
                                                                                   --------------------------------
                                                                                    $    882,404       $  1,535,178
                                                                                   ================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Demand notes payable to related parties (Notes 5 and 13)                        $  2,925,915       $  1,600,000
    Note payable to bank (Note 5)                                                        750,000            750,000
    Current maturities of long-term debt (Note 5)                                      1,456,870              5,729
    Accounts payable                                                                     459,462            199,355
    Customer deposits                                                                      8,427            100,854
    Accrued interest payable (Note 5)                                                    167,254             87,895
    Accrued expenses (Note 12)                                                           286,158            176,080
                                                                                   --------------------------------
              TOTAL CURRENT LIABILITIES                                                6,054,086          2,919,913
                                                                                   --------------------------------

Long-Term Liabilities
    Accrued minimum purchase commitments (Note 12)                                       345,000                 --
    Long-term debt, net of current maturities (Note 5)                                     1,261          1,458,654
                                                                                   --------------------------------
                                                                                         346,261          1,458,654
                                                                                   --------------------------------
Commitments and Contingencies (Notes 10 and 12)

Stockholders' Deficit (Notes 5, 6, 7, 8, 10, and 12)
    Preferred stock                                                                           --                 --
    Common stock, $0.10 par value; 15,000,000 shares authorized; 1,146,031 and
       1,103,518 shares issued and outstanding in 1998 and 1997, respectively            114,603            110,352
    Additional paid-in capital                                                        11,711,064         11,347,639
    Officer receivable                                                                   (15,000)           (15,000)
    Accumulated deficit                                                              (17,328,610)       (14,286,380)
                                                                                   --------------------------------
                                                                                      (5,517,943)        (2,843,389)
                                                                                   --------------------------------
                                                                                    $    882,404       $  1,535,178
                                                                                   ================================

See Notes to Consolidated Financial Statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                       1998
                                                                    (UNAUDITED)          1997
------------------------------------------------------------------------------------------------
Net sales (Note 11)                                                $ 3,785,909       $ 3,284,685
Cost of goods sold (Notes 10 and 12)                                 4,102,833         2,883,670
                                                                   -----------------------------
                          GROSS PROFIT (LOSS)                         (316,924)          401,015
                                                                   -----------------------------

Expenses:
       Selling, general, and administrative (Note 10)                1,136,128         1,371,663
       Research and development                                        291,838           140,834
       Loss on royalty agreement (Note 12)                             350,000                --
       Loss on minimum purchase contract (Note 12)                     463,500            54,000
                                                                   -----------------------------
                                                                     2,241,466         1,566,497
                                                                   -----------------------------

                          LOSS FROM OPERATIONS                      (2,558,390)       (1,165,482)
                                                                   -----------------------------

Other expense:
       Interest expense (Note 5)                                       436,650           294,433
       Other                                                            47,190            52,845
                                                                   -----------------------------
                                                                       483,840           347,278
                                                                   -----------------------------
                          NET LOSS                                 $(3,042,230)      $(1,512,760)
                                                                   =============================

Net loss per basic and diluted common share (Note 6)               $     (2.69)      $     (1.39)
                                                                   =============================

Weighted-average number of common shares outstanding (Note 6)        1,130,129         1,089,500
                                                                   =============================

See Notes to Consolidated Financial Statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                        Common Stock
                                                                                ---------------------------
                                                                                  Shares          Amount
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                    1,069,170      $    106,917
       Issuance of common stock in settlement of lawsuit (Note 8)                   2,500               250
       Issuance of common stock for payment of royalty fees (Note 12)               7,500               750
       Exercise of stock options (Note 7)                                           5,000               500
       Conversion of debt into common stock (Note 5)                               19,348             1,935
       Net loss                                                                        --                --
                                                                                ---------------------------
Balance at December 31, 1997                                                    1,103,518           110,352
       Adjustment for fractional shares due to 1-for-10 reverse stock
            split (unaudited) (Note 6)                                                 13                 1
       Issuance of common stock for payment of royalty fees (unaudited)
            (Note 12)                                                              42,500             4,250
       Compensation expense recorded on stock options (unaudited)                      --                --
       Net loss (unaudited)                                                            --                --
                                                                                ---------------------------
Balance at December 31, 1998 (unaudited)                                        1,146,031      $    114,603
                                                                                ===========================

See Notes to Consolidated Financial Statements.


       Additional                                                          Total
         Paid-In              Officer             Accumulated          Stockholders'
         Capital             Receivable             Deficit               Deficit
------------------------------------------------------------------------------------
      $ 11,021,940          $         --          $(12,773,620)         $ (1,644,763)
            49,750                    --                    --                50,000
            74,250                    --                    --                75,000
            29,500               (15,000)                   --                15,000
           172,199                    --                    --               174,134
                --                    --            (1,512,760)           (1,512,760)
------------------------------------------------------------------------------------
        11,347,639               (15,000)          (14,286,380)           (2,843,389)

                (1)                   --                    --                    --

           345,750                    --                    --               350,000
            17,676                    --                    --                17,676
                --                    --            (3,042,230)           (3,042,230)
------------------------------------------------------------------------------------
      $ 11,711,064          $    (15,000)         $(17,328,610)         $ (5,517,943)
====================================================================================


WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                            1998
                                                                                         (UNAUDITED)          1997
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net loss                                                                         $(3,042,230)      $(1,512,760)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                                    129,345           182,453
            Amortization                                                                     17,125            19,126
            Provision for obsolete inventory                                                436,230           108,000
            Royalty fees paid in common stock                                               350,000            75,000
            Provision for loss on minimum purchase commitment                               463,500            54,000
            (Gain) loss on sale of fixed assets                                              30,088            (2,772)
            Noncash compensation                                                             17,676                --
            Changes in operating assets and liabilities:
                (Increase) decrease in:
                     Accounts receivable                                                    (64,412)          478,708
                     Inventories                                                            218,112          (540,553)
                     Current and other assets                                                13,919            23,531
                Increase (decrease) in:
                     Accounts payable                                                       260,107          (424,690)
                     Other accrued liabilities                                              104,424          (151,443)
                                                                                        -----------------------------
                          NET CASH USED IN OPERATING ACTIVITIES                          (1,066,116)       (1,691,400)
                                                                                        -----------------------------

Cash Flows From Investing Activities
       Purchases of property and equipment                                                 (107,613)          (42,127)
       Proceeds from sale of fixed assets                                                        --             4,774
       Restricted cash                                                                           --            86,810
                                                                                        -----------------------------
                          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (107,613)           49,457
                                                                                        -----------------------------

Cash Flows From Financing Activities
       Proceeds of loans from director/stockholder                                        1,200,000         1,100,000
       Proceeds of loan from affiliated entity                                                   --           500,000
       Payments on loan from director/stockholder                                                --           (12,473)
       Payments on long-term debt                                                            (6,251)           (8,667)
       Proceeds from sale of common stock                                                        --            15,000
                                                                                        -----------------------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,193,749         1,593,860
                                                                                        -----------------------------

                          NET  INCREASE (DECREASE) IN CASH                                   20,020           (48,083)

Cash
       Beginning of year                                                                      5,241            53,324
                                                                                        -----------------------------
       End of year                                                                      $    25,261       $     5,241
                                                                                        =============================

                                   (Continued)

WTC INDUSTRIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                            1998
                                                                                         (UNAUDITED)          1997
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
       Cash paid during the year for interest                                           $   231,378       $   249,328
                                                                                        =============================

Supplemental Disclosures of Noncash Investing and Financing Activities
       Common stock issued on conversion of long-term debt and accrued interest         $        --       $   174,134
       Common stock issued in exchange for promissory note                                       --            15,000
       Common stock issued in settlement of lawsuit                                              --            50,000
       Conversion of accrued interest to demand notes payable to related parties            126,006                --
       Common stock issued for payment of royalty fees                                      350,000            75,000
                                                                                        =============================

See Notes to Consolidated Financial Statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: WTC Industries, Inc. (WTC) was incorporated in Delaware in April 1978. WTC and its subsidiaries (the Company) manufacture and market water filtration and purification products for commercial and personal use. Many of the Company's purification products are based on an iodinated resin technology that was originally developed by Kansas State University and has been licensed to the Company by Kansas State University Research Foundation (KSURF). The Company's customers include original equipment manufacturers based in the United States and also foreign customers or customers in the United States who ultimately resell the products to foreign customers (see Note 11).

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of WTC and its wholly-owned subsidiaries, PentaPure Incorporated and Water Pollution Control Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company recognizes revenue upon shipment of the product.

CASH: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line and double-declining balance basis over estimated useful lives of three to seven years for equipment and over the lease term for leasehold improvements.

LOAN ACQUISITION COSTS: Loan acquisition costs represent fees paid in connection with the sale of private placement units during 1994. Such costs are being amortized by the straight-line method over five years, the term of the private placement promissory notes. Other assets includes $78,125 of loan acquisition costs net of accumulated amortization of $70,989 and $53,864 at December 31, 1998 and 1997, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company continually evaluates the carrying value of trademarks, patents, and other long-lived assets on an ongoing basis, based on a number of factors, including operating results, business plans, budgets, and economic projections. In addition, the Company's evaluation considers nonfinancial data such as continuity of personnel, changes in the operating environment, competitive information, market trends, and business relationships (see Note 12).

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's demand notes payable, note payable to bank, and long-term debt are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. The recorded value of these items approximates their fair value.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS: Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred.

ESTIMATES: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

BASIC AND DILUTED NET LOSS PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 7). Those options and warrants were not included in the computation of diluted earnings per share because the Company has incurred losses in all periods. The inclusion of potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The adoption of these standards did not affect the Company's results of operations, financial position, or financial statement presentation.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no impact on net loss or stockholders' deficit as previously reported.

UNAUDITED FINANCIAL INFORMATION: The financial statements and notes related thereto as of December 31, 1998, for the year ended December 31, 1998, are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,042,230 and $1,512,760, and used cash to finance operating activities of $1,066,116 and $1,691,400 for the years ended December 31, 1998 and 1997, respectively. In addition, as of December 31, 1998, the Company had a deficiency in working capital of $5,377,313, an accumulated deficit of $17,328,610, and a stockholders' deficit of $5,517,943. In addition, the Company has $1,450,000 of notes payable that mature on May 31, 1999 (see
Note 5).

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1998 were met principally through loans of $1,200,000 from the Chairman of the Board.

Management's plans to continue as a going concern include (a) efforts to persuade holders of existing short-term debt to extend the maturity of the debt or exchange the debt for equity securities; (b) seeking further financing from Mr. Klas or other investors; (c) pursuing and obtaining Environmental Protection Agency approval for the new PentaPure(R) InLine purification systems to increase sales to the OEM domestic market; and (d) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance that these plans can be successfully accomplished.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  INVENTORIES

Inventories, net of reserves, consisted of the following at December 31:

                                      1998
                                   (Unaudited)                      1997
---------------------------------------------------------------------------
Raw materials                      $  283,326                    $  670,943
Work-in-process                         3,484                       118,557
Finished goods                        143,296                       294,948
                                   ----------------------------------------
                                   $  430,106                    $1,084,448
                                   ========================================

In the fourth quarter of 1998, the Company increased its inventory reserve by approximately $366,000 for slow-moving items.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


Note 4.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                1998
                                             (Unaudited)                 1997
--------------------------------------------------------------------------------
Office equipment                              $190,505                 $278,340
Machinery and equipment                        607,896                  573,631
Leasehold improvements                          54,363
Art                                             19,825
                                              ---------------------------------
                                               798,401                  926,159

Less accumulated depreciation                  604,562                  680,500
                                              ---------------------------------
                                              $193,839                 $245,659
                                              =================================

Property and equipment at December 31, 1998 and 1997, includes $28,052 of equipment under capitalized leases and $19,636 and $14,026 of related accumulated amortization, respectively. Amortization of the capital lease property has been included in depreciation expense.

NOTE 5.  NOTES PAYABLE AND LONG-TERM DEBT

DEMAND NOTES PAYABLE TO THE CHAIRMAN AND A COMPANY AFFILIATED WITH THE CHAIRMAN:
At December 31, 1998, the Company had $2,399,881 and $526,034 demand notes payable to the chairman and a company affiliated with the chairman, respectively. These notes payable accrue interest at a rate of prime (7.75 percent at December 31, 1998) plus 1 percent and prime plus 2 percent, respectively. Principal and accrued interest were due on December 31, 1998 (see
Note 13). Interest expense related to these borrowings charged to operations during 1998 was $220,963, of which $126,006 is included in accrued interest payable at December 31, 1998.

NOTE PAYABLE TO BANK: At December 31, 1998 and 1997, the Company had a $750,000 note payable to a bank. This note accrues interest at prime, is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a guarantee by the chairman.

NOTE PAYABLE TO FORMER CEO: In 1997, the Company settled a note payable with its former chief executive officer for $51,372 in cash and issuance of 193,482 shares of the Company's common stock valued, based on market price of the common stock, at $174,134.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consisted of the following at December 31:

                                                  1998
                                               (Unaudited)             1997
------------------------------------------------------------------------------
Notes payable from private placement           $1,450,000           $1,450,000
Other                                               8,131               14,383
                                               -------------------------------
                                                1,458,131            1,464,383

Less current maturities                         1,456,870                5,729
                                               -------------------------------
                                               $    1,261           $1,458,654
                                               ===============================

Maturities of long-term debt at December 31, 1998, are as follows:

Years ending December 31 (unaudited):
    1999                                                            $1,456,870
    2000                                                                 1,261
                                                                    ----------
                                                                    $1,458,131
                                                                    ==========

PRIVATE PLACEMENT: During 1994, the Company conducted a private placement offering with each $125,000 unit consisting of: (1) $100,000 note payable due May 31, 1999, interest payments due quarterly at prime plus 2 percent; (2) 25,000 shares of the Company's common stock; and (3) warrants to purchase up to 10,000 shares of the Company's common stock at a purchase price of $2.00 per share any time prior to June 1, 1997. The warrants lapsed without exercise.

NOTE 6.  COMMON AND PREFERRED STOCK

COMMON STOCK: On January 6, 1999, the Company reduced the number of common shares outstanding in a 1-for-10 reverse stock split. In addition, the Company amended its Articles of Incorporation to increase the number of shares authorized to 15,000,000 and the par value to $0.10 per share. At December 31, 1998, the Company had 1,146,031 shares issued and outstanding. All share and per-share amounts presented have been retroactively adjusted to reflect the reverse split.

PREFERRED STOCK: At December 31, 1998 and 1997, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7.  STOCK OPTIONS AND WARRANTS

EMPLOYEE GRANTS: The Company regularly grants options to its employees under various plans as described below. As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended December 31, 1998 and 1997.

NON-EMPLOYEE GRANTS: The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date for awards in 1998 and 1997 consistent with the provisions of Statement No. 123, the Company's net loss and net loss per basic and diluted common share would have been as indicated below.

                                                                        December 31
                                                             ---------------------------------
                                                                  1998
                                                               (Unaudited)           1997
----------------------------------------------------------------------------------------------
Net loss, as reported                                        $  (3,042,230)     $  (1,512,760)
Net loss, pro forma                                             (3,228,115)        (1,673,561)
Basic and diluted net loss per common share, as reported             (2.69)             (1.39)
Basic and diluted net loss per common share, pro forma               (2.86)             (1.54)


The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:


                                                                        December 31
                                                             ---------------------------------
                                                                  1998
                                                               (Unaudited)           1997
----------------------------------------------------------------------------------------------
Volatility                                                          133.0%             104.0%
Risk-free interest rate                                               6.0%               6.5%
Expected life (years)                                                    2                  7
Expected dividend yield                                               None               None


WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

INCENTIVE STOCK OPTION PLAN: An Incentive Stock Option Plan (ISOP) was approved on March 31, 1990, and 50,000 shares of common stock were reserved for issuance. The ISOP allows the Company to grant options to purchase shares of common stock with a maximum term of ten years and an exercise price not less than the market price on the date of grant. Unless otherwise provided by the Board or Committee granting the option, the options vest in one-quarter increments over four years on each of the anniversary dates of the grant. If any of the options granted under the plan expire or are terminated prior to being exercised in full, then the unexercised portion of such options will once again be available for additional option grants. No options may be granted under the ISOP after April 1, 2000. At December 31, 1998, no options are outstanding and 50,000 options are available for grant.

NONQUALIFIED STOCK OPTION PLAN: On April 1, 1994, the Company adopted the 1994 Nonqualified Stock Option Plan (1994 Plan). The 1994 Plan allows the Company to grant options to purchase up to 150,000 shares of common stock that have a maximum term of ten years. The exercise price and vesting requirements are determined on the date of grant by the granting committee. No options may be granted under the 1994 Plan after March 31, 2004. As of December 31, 1998, 53,896 options have been granted, and 48,896 options are outstanding, with 96,104 options available for grant.

1996 STOCK OPTION PLAN: On October 29, 1996, the Company's stockholders approved the WTC Industries, Inc. 1996 Stock Option Plan (1996 Plan) and 50,000 shares of common stock were reserved for issuance. The 1996 Plan allows the Company to grant both incentive stock options and nonqualified stock options and restricted stock awards. Incentive stock option have a maximum term of ten years and the exercise price may not be less than the market price on the date of grant. The exercise price of any nonqualified stock options granted may be no less than 85 percent of the market price on the date of grant. Any vesting requirement will be determined on the date of grant by the granting committee. No incentive stock options may be granted after September 24, 2006. If any of the options granted under the plan expire or are terminated prior to being exercised in full, then the unexercised portion of such options will once again be available for additional option grants. At December 31, 1998, 80,600 options are outstanding. The Company granted more options than available under the 1996 Plan and is in the process of amending the plan.

In addition, outside directors of the Company are entitled to receive annual grants of nonqualified stock options to purchase $1,000 worth of common stock at the market value on the date of grant, but in no event more than 500 shares per outside director per grant. These options vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the outside director ceases to be a member of the Board of Directors.

OTHER OPTIONS: At December 31, 1998 and 1997, the Company had options to purchase 3,000 shares of common stock at exercise prices of $15.00 to $25.00 issued and outstanding to an unrelated company for services provided. The options are currently exercisable and will expire in 2001.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the stock option transactions under these plans during the two-year period ended December 31, 1998, is as follows:

                                                                                                          Weighted-
                                                      1994          1996                                   Average
                                           ISOP       Plan          Plan          Other        Total    Exercise Price
----------------------------------------------------------------------------------------------------------------------
Options outstanding at
  December 31, 1996                        25        39,000         1,000         3,000        43,025      $   9.62
  Granted (weighted-average fair
    value $0.84)                           --         1,044        80,386            --        81,430         10.21
  Exercised                                --        (5,000)           --            --        (5,000)         6.00
  Expired                                 (25)           --            --            --           (25)        70.00
  Canceled                                 --            --       (32,330)           --       (32,330)         11.5
                                         -----------------------------------------------------------------------------
Options outstanding at
  December 31, 1997                        --        35,044        49,056         3,000        87,100         11.49
  Granted (weighted-average fair
    value $0.41) (unaudited)               --        14,200        34,040            --        48,240          5.96
  Canceled (unaudited)                     --          (348)       (2,496)           --        (2,844)        14.49
                                         -----------------------------------------------------------------------------
Options outstanding at
  December 31, 1998 (unaudited)            --        48,896        80,600         3,000       132,496      $   9.41
                                         =============================================================================

Options exercisable at
  December 31, 1997                        --        35,044        12,760         3,000        50,804      $  10.77
Options exercisable at
  December 31, 1998                        --        48,896        33,977         3,000        85,873          8.96


Options outstanding and exercisable by price range as of December 31, 1998, is as follows (unaudited):

                                           Average      Weighted-                Weighted-
                                          Remaining      Average                  Average
                              Number      Contractual   Exercise      Number     Exercise
Range of Exercise Prices   Outstanding   Life - Years     Price    Exercisable     Price
--------------------------------------------------------------------------------------------
$ 3.13                        15,240         1.7         $ 3.13      15,240       $ 3.13
$ 5.00                         8,000         1.0           5.00       8,000         5.00
$ 7.50                        30,000         6.7           7.50      10,000         7.50
$10.00                        34,000         5.3          10.00      34,000        10.00
$12.50                        40,560         5.3          12.50      13,937        12.50
$15.00 - $17.50                3,000         3.4          15.83       3,000        15.83
$25.00 - $28.75                1,696         3.5          26.54       1,696        26.54
                             -------                                 ------
                             132,496                                 85,873
                             =======                                 ======

STOCK WARRANTS: In connection with the conversion of debt and issuance of common stock to the chairman of the Board, the Company issued a warrant to purchase 240,000 shares of common stock at an exercise price of $20.00 per share on or before May 22, 2001. At December 31, 1998, the warrant remained exercisable and outstanding.

During 1997, warrants to purchase an aggregate of 14,500 shares of the Company's common stock at $20.00 per share expired. These warrants had been issued in connection with the private placement offering in 1994 (see Note 4).

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of stock warrant transactions during the two-year period ended December 31, 1998, is as follows:

                                                                   Weighted-
                                                    Number of   Average Exercise
                                                     Shares      Price per Share
--------------------------------------------------------------------------------
Warrants outstanding at December 31, 1996            254,500        $20.00
   Expired in 1997                                   (14,500)        20.00
                                                     -------
Warrants outstanding at December 31, 1997 and 1998
   (unaudited)                                       240,000         20.00
                                                     =======

NOTE 8.  LITIGATION SETTLEMENTS

POROUS MEDIA CORPORATION: In February 1997, the Company settled a lawsuit brought against it in Hennepin County District Court in Minneapolis, Minnesota, by Porous Media Corporation (Porous Media), a supplier of one of the Company's component parts. Under the terms of the settlement, the Company paid Porous Media $32,000 in cash and issued 2,500 shares of common stock in February 1997, both of which were accrued in the consolidated financial statements at December 31, 1996.

NOTE 9.  INCOME TAXES

No provision for income taxes has been recorded for the years ended December 31, 1998 and 1997, as the Company incurred losses, and it is uncertain whether the Company will realize any benefit from these losses.

The Company has a federal net operating loss (NOL) carryforward of approximately $16,800,000 at December 31, 1998. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 9.  INCOME TAXES (CONTINUED)

A summary of the Company's deferred taxes at December 31 is as follows:

                                                       1998
                                                   (Unaudited)          1997
-------------------------------------------------------------------------------
Current assets:
   Inventory obsolescence reserve                  $   371,000      $   197,000
   Loss on minimum purchase commitment                 207,000           22,000
   Allowance for doubtful accounts                       4,000            6,000
   Warranty reserve                                     24,000           16,000
   Compensation and employee benefits                    7,000           10,000
   Other                                                                 12,000
                                                   ----------------------------
                                                       613,000          263,000

Less valuation reserve                                (613,000)        (263,000)
                                                   ----------------------------
                                                   $        --      $        --
                                                   ============================

Noncurrent assets:
   NOL carryforwards                               $ 3,900,000      $ 3,051,000
Less valuation reserve                              (3,900,000)      (3,051,000)
                                                   ----------------------------
                                                   $        --      $        --
                                                   ============================


NOTE 10.  RELATED-PARTY TRANSACTIONS

Tapemark Company (Tapemark), of West St. Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is the CEO and chairman of the Board for Tapemark. During the years ended December 31, 1998 and 1997, the Company paid Tapemark a total of $76,900 and $110,900, respectively, for these services.

The Company also leases manufacturing and office space from Tapemark under a one-year noncancelable lease. In lieu of cash payments for rent, the Company issued options to purchase 11,200 shares of common stock at a price of $3.125 to Tapemark. The options are immediately exercisable with an expiration date of December 31, 2000. The Company will make no payments to Tapemark for general utilities, pro rata taxes, and special assessments.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)


NOTE 11.  FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 1998 and 1997, were approximately as follows:

                                                     1998
                                                 (Unaudited)            1997
-------------------------------------------------------------------------------
Domestic sales                                   $ 2,425,000        $ 1,186,000
Foreign sales:
   Europe/Africa/Middle East                         846,000            835,000
   Asia                                              302,000            910,000
   Other                                             213,000            354,000
                                                 ------------------------------
Net sales                                        $ 3,786,000        $ 3,285,000
                                                 ==============================

The Company has the following customers that account for more than 10 percent of net sales:

                                                     1998
Customer                                         (Unaudited)            1997
-------------------------------------------------------------------------------
   A                                                 53%                 25%
   B                                                  *                  16%
   C                                                  *                  12%

* These customers did not meet the 10 percent threshold in the year indicated.

Customer A's accounts receivable balance at December 31, 1998, was $200,000.


NOTE 12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases office, manufacturing, and warehouse space, and certain office equipment under both cancelable and noncancelable operating leases expiring at various times through 2001. Future minimum lease payments, excluding allocable operating costs, due under these operating leases, are as follows:

Years ending December 31 (unaudited):
      1999                                                            $  68,000
      2000                                                               65,000
      2001                                                               11,000
                                                                      ---------
                                                                      $ 144,000
                                                                      =========

Rent expense under all operating leases was approximately $112,000 and $210,000 for the years ended December 31, 1998 and 1997, respectively.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

MINIMUM PURCHASE COMMITMENT: Effective June 15, 1997, the Company entered into a five-year requirement contract with Porous Media under which the Company will purchase all of its cyst filters required for the PentaPure(R) Sport Purification System and Spring(R) Filtration System (Systems). The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. The Company's performance under the contract is personally guaranteed by the Company's Chairman up to $100,000. During 1997, the Company purchased 15,000 units ($36,000) of inventory pursuant to this contract and had accrued the unfulfilled pro rata commitment of $54,000. In the fourth quarter of 1998, management accrued the remaining estimated commitment, not likely to be fulfilled by the Company, of approximately $463,500. Therefore, at December 31, 1998, $517,500 is accrued, of which $172,500 is included in current liabilities.

ARRANGEMENT WITH SUPPLIERS: The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.

LICENSE AGREEMENT: The Company has an exclusive license from KSURF to commercialize iodinated resin processes developed by KSU scientists and patented in the U.S. and certain foreign countries. The Company's license is exclusive except for KSU's right to conduct scientific research. The Company pays a royalty on annual sales of certain products equal to 3 percent of the first $1,000,000 of net sales and 2 percent of the excess, due quarterly, subject to a minimum annual royalty. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40 percent of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $25,000 and $75,000 for the years ended December 31, 1998 and 1997, respectively. Royalties for 1997 were settled with the issuance of 7,500 shares of the Company's common stock.

In May and July 1998, the Company amended this license agreement to reduce the minimum annual royalty from $75,000 to $25,000 for the remainder of the license agreement. In consideration, the Company issued 42,500 shares of its common stock to KSURF, valued at $350,000. Due to the uncertainty of the future realization of its value, the Company wrote off this prepaid royalty in 1998.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION APPLICABLE TO THE YEAR ENDED DECEMBER 31, 1998, IS UNAUDITED)
--------------------------------------------------------------------------------


NOTE 13.  SUBSEQUENT EVENTS

DEMAND NOTES PAYABLE TO THE CHAIRMAN AND A COMPANY AFFILIATED WITH THE CHAIRMAN:
On January 1, 1999, the Company entered into an agreement to extend the $2,399,881 demand note payable to the chairman to December 31, 1999. In addition, $98,926 of interest accrued at December 31, 1998, was included in the new note payable. Interest will accrue at prime and is payable on June 30, 1999, and December 31, 1999.

On January 1, 1999, the Company entered into an agreement to borrow an additional $500,000 from the chairman. The loan matures on December 31, 1999, and accrues interest at prime payable on June 30, 1999, and December 31, 1999. Through March 22, 1999, $350,000 had been advanced under this agreement.

On January 1, 1999, the Company entered into an agreement to extend the $526,034 of demand notes payable to a company affiliated with the chairman to December 31, 1999. In addition, $27,080 of interest accrued at December 31, 1998, was included in the new note payable. Interest will accrue at prime and is payable on June 30, 1999, and December 31, 1999.

NOTE 14. FOURTH-QUARTER 1998 OPERATING RESULTS

The Company recorded a pretax loss of $1,356,000 in the 1998 fourth quarter, compared with pretax losses totaling $1,531,000 in the first three quarters of 1998. The fourth-quarter 1998 loss is due, in part, to an increase in the inventory reserve of approximately $366,000 and an accrual of the estimated commitment, not likely to be fulfilled, under the Porous Media contract (see
Note 12) of $463,500.