Form 10KSB40/A
period 1998-12-31
WTC INDUSTRIES INC
filed 1999-04-15
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                          AMENDMENT NO. 1 TO FORM 10KSB

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB    Yes x


        State issuer's revenues for its most recent fiscal year: $3,785,909

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $283,808 as of April 14, 1999

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,146,031 shares of Common Stock as of April 14, 1999

        Documents Incorporated by Reference: None


        Transitional Small Business Disclosure Format (check one):
                                                               Yes:     No: x

Part II. Item 6 is hereby amended to read as follows:

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

GOING CONCERN. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During 1998 and 1997, the Company has incurred net losses of $3,042,230 and $1,512,760, respectively, and cash used by operating activities was $1,066,116 and $1,691,400, respectively. As of December 31, 1998, the Company has a working capital deficiency of $980,253 and an accumulated deficit of $17,328,610. These factors, among others, indicate that the Company may be unable to continue as a going concern in the near future.

The Company's working capital requirements for 1997 and 1998 were met through loans by Robert C. Klas, Sr., the Company's Chairman and CEO, and by a company affiliated with him (Tapemark), which totaled $1,600,000 in 1997 and $1,200,000 in 1998. In addition, on January 1, 1999, Mr. Klas agreed to loan an additional $500,000 to the Company during 1999. As of April 13, 1999, $400,000 of this amount had been advanced. Other than the remaining $100,000 covered by that agreement, Mr. Klas has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.


Management's plans for the Company to continue as a going concern include (a) efforts to persuade holders of existing short-term debt to extend the maturity of the debt, (b) seeking further financing from Mr. Klas or other investors, (c) pursuing and obtaining Environmental Protection Agency approval for the new PentPure(R) InLine purification systems to increase sales to the OEM domestic market, and (d) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance whatsoever that these plans will be successful.


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

NET OPERATING LOSS CARRYFORWARDS. The Company has a federal net operating loss ("NOL") carryforward of approximately $15,736,000 at December 31, 1998. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. This change in controlling interest resulted in part from the Ecomaster/WAPCO transactions. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $980,253, compared with a working capital deficit of $1,668,801 as of December 31, 1997. The improvement in the working capital deficit is principally due to the extension of the maturity date (and resulting reclassification as long term liabilities) of promissory notes, offset by an increase in current liabilities and a decrease in inventory.

During 1998 cash increased $20,020 due to cash provided by financing activities of $1,193,749, offset by cash used in operations of $1,066,116 and cash used in investing activities of $107,613. Significant cash uses in operations included the net loss and an increase in accounts receivable of $64,412, partially offset by a decrease in inventory, exclusive of the provision for obsolete inventory, of $218,112, and an increase in current liabilities of $364,531. Net cash used in investing activities consisted of purchases of property and equipment of $107,613. Net cash provided by financing activities resulted from notes payable of $1,200,000 from the Chairman of the Board, which was partially offset by payments on long-term debt of $6,251.

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

The Company estimates that during 1999 it will have working capital needs of approximately $1,250,000 to fund its operations and continue market introduction of the PentaPure(R) InLine quick-dry change product line. The Company anticipates that it will have capital expenditure needs for equipment and computer hardware and software enhancements of approximately $135,000 in 1999.

At December 31, 1998, the Company has a $750,000 note payable to a financial institution that is due on May 31, 1999. The note payable is secured by the Company's assets and is guaranteed by the Chairman and CEO. If the note is not renewed, and the Company is required to pay off the $750,000 balance, the Company's liquidity would be adversely affected.


The Company has $1,450,000 in principal of promissory notes that were issued in a private placement in 1994 that by their original terms matured on May 31, 1999. As of April 13, 1999, the Company had received approval from the holders of $1,400,000 in principal of these notes to extend their maturity to May 31, 2002. In addition, the holders of these notes agreed to reduce the interest rate applicable to these notes to either 5.18% until May 31, 2002, or to 1% for the twelve months ending May 31, 2000 and thereafter to 5.18%. In addition, each interest payment will be accompanied by a prepayment of a portion of the outstanding principal sufficient to increase the quarterly payment to the amount that would have been on that date had the interest rate remained at the current rate of 9.75%. Note holders who agreed to the 1% interest rate would receive a four year warrant to purchase 5,000 shares (for every $100,000 in principal) of the Company's common stock at an exercise price of $1.00 per share. A total of 55,000 warrants were issued.


On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $2,498,807 to the Chairman and CEO through May 31, 2002. Accrued interest of $98,926 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. Interest is due and payable semi-annually. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company issued Mr. Klas a four year warrant to purchase 176,998 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $553,114 to Tapemark Company (which is affiliated with the Company's Chairman) through May 31, 2002. Accrued interest of $27,080 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. Each interest payment will be accompanied by a prepayment of a portion of the outstanding principal sufficient to increase the semi-annual payment to the amount that would have been on that date had the interest rate remained at the current rate of 7.75%. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company issued Tapemark a four year warrant to purchase 39,178 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of April 13, 1999, $400,000 had been advanced under this agreement. Other than the remaining $100,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.

Effective June 15, 1997, the Company entered into a cyst filter requirements contract with Porous Media. The minimum commitment is $172,500 per contract year beginning June 15. Through December 31, 1998, the Company had fulfilled its first contract year obligation. The Company is required to purchase an additional 400,000 cyst filters over the next three and one-half (3.5) years. The Company's performance is guaranteed by the Chairman and CEO up to $100,000. Failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

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

Part II. Item 7 is hereby amended to read as follows:

ITEM 7. FINANCIAL STATEMENTS

        The audited financial statements that are included with this amended Form 10-KSB are presented beginning on page F-1 following the signature pages.

Part III. Item 12 is hereby amended to read as follows:

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1997, Mr. Klas loaned the Company $1,100,000 and his affiliate Tapemark loaned the Company $500,000. These loans accrued interest at a rate of prime plus one percent and prime plus two percent, respectively. Interest expense related to these borrowings charged to operations during 1997 was $64,000, of which $44,000 is included in accrued interest at December 31, 1997. On January 1, 1998, Mr. Klas converted the interest payable due him of $30,673 into a new note.

On June 30, 1998, the Company replaced a $500,000 demand note payable to Tapemark with a new demand note payable for $526,034, which includes the original principal of $500,000 and accrued interest payable through June 30, 1998 of $26,034.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $553,114 to a company affiliated with the Chairman through May 31, 2002. Accrued interest of $27,080 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. Each interest payment will be accompanied by a prepayment of a portion of the outstanding principal sufficient to increase the semi-annual payment to the amount that would have been on that date had the interest rate remained at the current rate of prime. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company issued Tapemark a four year warrant to purchase 39,178 shares of the Company's Common Stock at an exercise price of $1.00 per share.

During 1998 Mr. Klas loaned the Company $1,200,000. These loans accrued interest at a rate of prime plus one percent. Interest expense related to these borrowings charged to operations was $168,134, of which $69,208 was converted into a note payable on June 30, 1998 and $98,926 was converted into a note payable on January 1, 1999.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $2,498,807 to the Chairman and CEO through May 31, 2002. Accrued interest of $98,926 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. Interest is due and payable semi-annually. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company issued Mr. Klas a four year warrant to purchase 176,998 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of April 13, 1999, $400,000 had been advanced under this agreement. Other than the remaining $100,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.

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

Part III. Item 13 is hereby amended to read as follows:

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits

Exhibit
No.       Title                                                 Method of Filing
---       -----                                                 ----------------

10.55     Cancelled Promissory Notes to Robert C. Klas, Sr. and
          Tapemark Company                                        Filed Herewith

10.56     Promissory Notes issued by the Company to Robert C.
          Klas, Sr. and Tapemark Company                          Filed Herewith

10.57     Amendment to Promissory Notes                           Filed Herewith

23.10     McGladrey & Pullen, LLP Auditors Consent                Filed Herewith

23.11     Deloitte & Touche, LLP Auditors Consent                 Filed Herewith

27        Financial Data Schedule                                 Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                            WTC Industries, Inc.


Dated: April 14, 1999                       By:  /s/ Robert C. Klas, Sr.
                                                --------------------------------
                                            Robert C. Klas, Sr.
                                            Chief Executive Officer

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORTS                                         F-1 - F-2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

      Consolidated balance sheets                                           F-3

      Consolidated statements of operations                                 F-4

      Consolidated statements of stockholders' deficit                F-5 - F-6

      Consolidated statements of cash flows                           F-7 - F-8

      Notes to consolidated financial statements                     F-9 - F-21

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
WTC Industries, Inc. and Subsidiaries
West Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheet of WTC Industries, Inc. and Subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 1997, were audited by other auditors whose report, dated March 6, 1998, on those consolidated financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, deficiency in working capital, and net stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include an adjustments that might result from the outcome of this uncertainty.


                                         McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 22, 1999, except for Notes 5 and 13, as to which the date is April 13, 1999

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
WTC Industries, Inc. and subsidiaries
West Saint Paul, Minnesota

We have audited the accompanying consolidated balance sheet of WTC Industries, Inc. (the Company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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





Minneapolis, Minnesota
March 6, 1998

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS (NOTE 5)                                                                           1998              1997
--------------------------------------------------------------------------------------------------------------------
Current Assets
       Cash                                                                           $     25,261     $      5,241
       Accounts receivable, net of allowance for doubtful accounts of
            $10,000 and $16,000                                                            217,715          153,303
       Inventories, net of obsolescence reserve of approximately
            $929,000 and $493,000 (Note 3)                                                 430,106        1,084,448
       Prepaid expenses and other                                                            3,691            8,120
                                                                                     -------------------------------
                          TOTAL CURRENT ASSETS                                             676,773        1,251,112

Property and Equipment, net (Note 4)                                                       193,839          245,659

Other Assets                                                                                11,792           38,407
                                                                                     -------------------------------
                                                                                      $    882,404     $  1,535,178
                                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Current maturities of long-term debt (Note 5)                                  $    861,731     $  2,355,729
       Accounts payable                                                                    459,462          199,355
       Customer deposits                                                                     8,427          100,854
       Accrued interest payable (Note 5)                                                    41,248           87,895
       Accrued expenses (Note 12)                                                          286,158          176,080
                                                                                     -------------------------------
                          TOTAL CURRENT LIABILITIES                                      1,657,026        2,919,913
                                                                                     -------------------------------

Long-Term Liabilities
       Accrued minimum purchase commitments (Note 12)                                      345,000               --
       Long-term debt, net of current maturities (Note 5)                                4,398,321        1,458,654
                                                                                     -------------------------------
                                                                                         4,743,321        1,458,654
                                                                                     -------------------------------
Commitments and Contingencies (Notes 10, 12 and 13)

Stockholders' Deficit (Notes 5, 6, 7, 8, 10, and 12)
       Preferred stock                                                                          --               --
       Common stock, $0.10 par value; 15,000,000 shares authorized; 1,146,031 and
            1,103,518 shares issued and outstanding in 1998 and 1997, respectively         114,603          110,352
       Additional paid-in capital                                                       11,711,064       11,347,639
       Officer receivable                                                                  (15,000)         (15,000)
       Accumulated deficit                                                             (17,328,610)     (14,286,380)
                                                                                     -------------------------------
                                                                                        (5,517,943)      (2,843,389)
                                                                                     -------------------------------
                                                                                      $    882,404     $  1,535,178
                                                                                     ===============================

See Notes to Consolidated Financial Statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                     1998             1997
---------------------------------------------------------------------------------------------
Net sales (Note 11)                                              $ 3,785,909     $ 3,284,685
Cost of goods sold (Notes 10 and 12)                               4,102,833       2,883,670
                                                                -----------------------------
                          GROSS PROFIT (LOSS)                       (316,924)        401,015
                                                                -----------------------------

Expenses:
       Selling, general, and administrative (Note 10)              1,136,128       1,371,663
       Research and development                                      291,838         140,834
       Loss on royalty agreement (Note 12)                           350,000              --
       Loss on minimum purchase contract (Note 12)                   463,500          54,000
                                                                -----------------------------
                                                                   2,241,466       1,566,497
                                                                -----------------------------

                          LOSS FROM OPERATIONS                    (2,558,390)     (1,165,482)
                                                                -----------------------------

Other expense:
       Interest expense (Note 5)                                     436,650         294,433
       Other                                                          47,190          52,845
                                                                -----------------------------
                                                                     483,840         347,278
                                                                -----------------------------
                          NET LOSS                               $(3,042,230)    $(1,512,760)
                                                                =============================

Net loss per basic and diluted common share (Note 6)             $     (2.69)    $     (1.39)
                                                                =============================

Weighted-average number of common shares outstanding (Note 6)      1,130,129       1,089,500
                                                                =============================

See Notes to Consolidated Financial Statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                Common Stock
                                                                         -------------------------
                                                                           Shares        Amount
--------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                              1,069,170  $    106,917
       Issuance of common stock in settlement of lawsuit (Note 8)             2,500           250
       Issuance of common stock for payment of royalty fees (Note 12)         7,500           750
       Exercise of stock options (Note 7)                                     5,000           500
       Conversion of debt into common stock (Note 5)                         19,348         1,935
       Net loss                                                                  --            --
                                                                         -------------------------
Balance at December 31, 1997                                              1,103,518       110,352
       Adjustment for fractional shares due to 1-for-10 reverse stock
            split (Note 6)                                                       13             1
       Issuance of common stock for payment of royalty fees (Note 12)        42,500         4,250
       Compensation expense recorded on stock options                            --            --
       Net loss                                                                  --            --
                                                                         -------------------------
Balance at December 31, 1998                                              1,146,031  $    114,603
                                                                         =========================

See Notes to Consolidated Financial Statements.

   Additional                                     Total
    Paid-In        Officer      Accumulated   Stockholders'
    Capital       Receivable      Deficit        Deficit
-----------------------------------------------------------
 $ 11,021,940   $         --   $(12,773,620)  $ (1,644,763)
       49,750             --             --         50,000
       74,250             --             --         75,000
       29,500        (15,000)            --         15,000
      172,199             --             --        174,134
           --             --     (1,512,760)    (1,512,760)
-----------------------------------------------------------
   11,347,639        (15,000)   (14,286,380)    (2,843,389)

           (1)            --             --             --
      345,750             --             --        350,000
       17,676             --             --         17,676
           --             --     (3,042,230)    (3,042,230)
-----------------------------------------------------------
 $ 11,711,064   $    (15,000)  $(17,328,610)  $ (5,517,943)
===========================================================

WTC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998            1997
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net loss                                                                       $(3,042,230)    $(1,512,760)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                                  129,345         182,453
            Amortization                                                                   17,125          19,126
            Provision for obsolete inventory                                              436,230         108,000
            Royalty fees paid in common stock                                             350,000          75,000
            Provision for loss on minimum purchase commitment                             463,500          54,000
            (Gain) loss on sale of fixed assets                                            30,088          (2,772)
            Noncash compensation                                                           17,676              --
            Changes in operating assets and liabilities:
                (Increase) decrease in:
                     Accounts receivable                                                  (64,412)        478,708
                     Inventories                                                          218,112        (540,553)
                     Current and other assets                                              13,919          23,531
                Increase (decrease) in:
                     Accounts payable                                                     260,107        (424,690)
                     Other accrued liabilities                                            104,424        (151,443)
                                                                                     -----------------------------
                          NET CASH USED IN OPERATING ACTIVITIES                        (1,066,116)     (1,691,400)
                                                                                     -----------------------------

Cash Flows From Investing Activities
       Purchases of property and equipment                                               (107,613)        (42,127)
       Proceeds from sale of fixed assets                                                      --           4,774
       Restricted cash                                                                         --          86,810
                                                                                     -----------------------------
                          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (107,613)         49,457
                                                                                     -----------------------------

Cash Flows From Financing Activities
       Proceeds of loans from director/stockholder                                      1,200,000       1,100,000
       Proceeds of loan from affiliated entity                                                 --         500,000
       Payments on loan from director/stockholder                                              --         (12,473)
       Payments on long-term debt                                                          (6,251)         (8,667)
       Proceeds from sale of common stock                                                      --          15,000
                                                                                     -----------------------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,193,749       1,593,860
                                                                                     -----------------------------

                          NET  INCREASE (DECREASE) IN CASH                                 20,020         (48,083)

Cash
       Beginning of year                                                                    5,241          53,324
                                                                                     -----------------------------
       End of year                                                                    $    25,261     $     5,241
                                                                                     =============================

                                   (Continued)

WTC INDUSTRIES, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                      1998           1997
------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
       Cash paid during the year for interest                                      $  231,378    $  249,328
                                                                                  ==========================

Supplemental Disclosures of Noncash Investing and Financing Activities
       Common stock issued on conversion of long-term debt and accrued interest    $       --    $  174,134
       Common stock issued in exchange for promissory note                                 --        15,000
       Common stock issued in settlement of lawsuit                                        --        50,000
       Common stock issued for payment of royalty fees                                350,000        75,000
       Debt currently due subsequently refinanced (Note 5)                          4,375,915            --
       Accrued interest converted to long-term debt                                   126,006            --
                                                                                  ==========================

See Notes to Consolidated Financial Statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. BASIS OF PRESENTATION

The consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $3,042,230 and $1,512,760, and used cash to finance operating activities of $1,066,116 and $1,691,400 for the years ended December 31, 1998 and 1997, respectively. In addition, as of December 31, 1998, the Company had a deficiency in working capital of $980,253, an accumulated deficit of $17,328,610, and a stockholders' deficit of $5,517,943.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for 1998 were met principally through loans of $1,200,000 from the Chairman of the Board.

Management's plans to continue as a going concern include (a) efforts to persuade holders of existing short-term debt to extend the maturity of the debt (see Note 5); (b) seeking further financing from the chairman of the Board or other investors; (c) pursuing and obtaining Environmental Protection Agency approval for the new PentaPure(R) InLine purification systems to increase sales to the OEM domestic market; and (d) improving the Company's production processes and quality controls to increase gros profit margins. There is no assurance that these plans can be successfully accomplished.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. BASIS OF PRESENTATION (CONTINUED)

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3. INVENTORIES

Inventories, net of reserves, consisted of the following at December 31:


                                                       1998            1997
--------------------------------------------------------------------------------
Raw materials                                     $     283,326   $     670,943
Work-in-process                                           3,484         118,557
Finished goods                                          143,296         294,948
                                                  ------------------------------
                                                  $     430,106   $   1,084,448
                                                  ==============================


In the fourth quarter of 1998, the Company increased its inventory reserve by approximately $366,000 for slow-moving items.


NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                       1998            1997
--------------------------------------------------------------------------------
Office equipment                                  $     190,505   $     278,340
Machinery and equipment                                 607,896         573,631
Leasehold improvements                                       --          54,363
Art                                                          --          19,825
                                                  ------------------------------
                                                        798,401         926,159

Less accumulated depreciation                           604,562         680,500
                                                  ------------------------------
                                                  $     193,839   $     245,659
                                                  ==============================


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

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Long-term debt consisted of the following at December 31:


                                                                                    1998                1997
------------------------------------------------------------------------------------------------------------------
Note payable to chairman, 1% until May 31, 2000, at which time the rate increases to 5.18%, payable in semi-annual interest-only payments, with
   principal due May 31, 2002 (a) (f)                                          $   2,498,807        $   1,100,000

Note payable to a company affiliated with the chairman, 1% until May 31, 2000, at which time the rate increases to 5.18%, payable in semi-annual
   installments of approximately $22,000, with balance due May 31, 2002 (b) (f)      553,114              500,000

Note payable to a bank at prime, payable in monthly interest-only payments with
   principal due May 31, 1999                                                        750,000              750,000

Notes payable to unrelated parties, 1% until May 31, 2000, at which time the rate increases to 5.18%, payable in quarterly installments of $28,000
   beginning July 1999, with balance due May 31, 2002 (c) (d) (f)                  1,100,000            1,100,000

Notes payable to unrelated parties, 5.18%, payable in quarterly installments of
   $8,000 beginning July 1999, with balance due May 31, 2002 (c) (d)                 300,000              300,000

Notes payable at prime plus 2%, payable in interest-only
   payments quarterly, with balance due May 31, 1999 (c)                              50,000               50,000

Other                                                                                  8,131               14,383
                                                                              ------------------------------------
                                                                                   5,260,052            3,814,383

Less current maturities                                                              861,731            2,355,729
                                                                              ------------------------------------
                                                                               $   4,398,321        $   1,458,654
                                                                              ====================================


(a) At December 31, 1998, the Company had $2,399,881 notes payable to the chairman. These notes payable accrued interest at a rate of prime (7.75 percent at December 31, 1998) plus 1 percent. Principal and accrued interest were due on December 31, 1998. Subsequent to December 31, 1998, these notes were extended to May 31, 2002. The notes are presented in these financial statements as if the extension occurred by December 31, 1998. With the extension of the notes, interest accrued through December 31, 1998 of $98,926 was converted to note principal. Also in conjunction with this extension, the chairman was granted four-year warrants to purchase 176,998 shares of the Company's common stock at an exercise price of $1.00 per share.

(b) At December 31, 1998, the Company had $526,034 notes payable to a company affiliated with the chairman. These notes payable accrued interest at a rate of prime (7.75 percent at December 31, 1998) plus 2 percent. Principal and accrued interest were due on December 31, 1998. Subsequent to December 31, 1998, these notes were extended to May 31, 2002. The notes are presented in these financial statements as if the extension occurred by December 31, 1998. With the extension of the notes, interest accrued through December 31, 1998 of $27,080 was converted to note principal. Also in conjunction with this extension, the holders were granted four-year warrants to purchase 39,178 shares of the Company's common stock at an exercise price of $1.00 per share.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

(c) During 1994, the Company conducted a private offering with each $125,000 unit consisting of: (1) $100,000 note payable due May 31, 1999, interest payments due quarterly at prime plus 2 percent; (2) 25,000 share of the Company's common stock; and (3) warrants to purchase up to 10,000 shares of the Company's common stock at a purchase price of $2.00 per share any time prior to June 1, 1997. The warrants lapsed without exercise.

(d) Subsequent to December 31, 1998, these notes were extended to May 31, 2002. The notes are presented in these financial statements as if the extension occurred by December 31, 1998. In conjunction with this extension, each holder was granted a four-year warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $1.00 per share for each $100,000 in principal of note. A total of 55,000 warrants were issued.

(e) Subsequent to December 31, 1998, these notes were extended to May 31, 2002. These notes are presented in the financial statements as if the extension occurred by December 31, 1998.

(f) In 1999, the carrying balance of the notes will be discounted for the value ascribed to the warrants. The Company will compute interest expense on these notes using the interest method which will result in a constant effective interest rate over the term of the notes.

Approximate maturities of long-term debt at December 31, 1998, are as follows:

Years ending December 31:
 1999                                                              $    862,000
 2000                                                                   114,000
 2001                                                                   117,000
 2002                                                                 4,167,000
                                                                  --------------
                                                                   $  5,260,000
                                                                  ==============

Interest expense related to the borrowings with the chairman and the company affiliated with the chairman charged to operations during 1998 and 1997 was $220,963 and $64,000, respectively.

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

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                                        December 31
                                                           -----------------------------------
                                                               1998                1997
----------------------------------------------------------------------------------------------
Net loss, as reported                                      $   (3,042,230)     $   (1,512,760)
Net loss, pro forma                                            (3,228,115)         (1,673,561)
Basic and diluted net loss per common share, as reported            (2.69)              (1.39)
Basic and diluted net loss per common share, pro forma              (2.86)              (1.54)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

                                                                        December 31
                                                             ---------------------------------
                                                                 1998                 1997
----------------------------------------------------------------------------------------------
Volatility                                                        133.0%               104.0%
Risk-free interest rate                                             6.0%                 6.5%
Expected life (years)                                                  2                    7
Expected dividend yield                                             None                 None

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the stock option transactions under these plans during the two-year period ended December 31, 1998, is as follows:

                                                                                                         Weighted-
                                                     1994          1996                                   Average
                                       ISOP          Plan          Plan           Other       Total    Exercise Price
---------------------------------------------------------------------------------------------------------------------
Options outstanding at
  December 31, 1996                        25        39,000         1,000         3,000       43,025     $    9.62
  Granted (weighted-average fair
    value $0.84)                           --         1,044        80,386            --       81,430         10.21
  Exercised                                --        (5,000)           --            --       (5,000)         6.00
  Expired                                 (25)           --            --            --          (25)        70.00
  Canceled                                 --            --       (32,330)           --      (32,330)         11.5
                                  ---------------------------------------------------------------------------------
Options outstanding at
  December 31, 1997                        --        35,044        49,056         3,000       87,100         11.49
  Granted (weighted-average fair
    value $0.41)                           --        14,200        34,040            --       48,240          5.96
  Canceled                                 --          (348)       (2,496)           --       (2,844)        14.49
                                  ---------------------------------------------------------------------------------
Options outstanding at
  December 31, 1998                        --        48,896        80,600         3,000      132,496     $    9.41
                                  =================================================================================
Options exercisable at
  December 31, 1997                        --        35,044        12,760         3,000       50,804     $   10.77
Options exercisable at
  December 31, 1998                        --        48,896        33,977         3,000       85,873          8.96

Options outstanding and exercisable by price range as of December 31, 1998, is as follows:

                                                 Average         Weighted-                      Weighted-
                                                Remaining         Average                        Average
                                 Number        Contractual       Exercise        Number          Exercise
Range of Exercise Prices      Outstanding      Life--Years         Price       Exercisable        Price
---------------------------------------------------------------------------------------------------------
$  3.13                              15,240           1.7       $    3.13           15,240     $    3.13
$  5.00                               8,000           1.0            5.00            8,000          5.00
$  7.50                              30,000           6.7            7.50           10,000          7.50
$10.00                               34,000           5.3           10.00           34,000         10.00
$12.50                               40,560           5.3           12.50           13,937         12.50
$15.00 - $17.50                       3,000           3.4           15.83            3,000         15.83
$25.00 - $28.75                       1,696           3.5           26.54            1,696         26.54
                              -------------                                   ------------
                                    132,496                                         85,873
                              =============                                   ============

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

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of stock warrant transactions during the two-year period ended December 31, 1998, is as follows:

                                                                            Weighted-
                                                        Number of       Average Exercise
                                                          Shares         Price per Share
----------------------------------------------------------------------------------------
Warrants outstanding at December 31, 1996                   254,500       $      20.00
   Expired in 1997                                          (14,500)             20.00
                                                       ------------
Warrants outstanding at December 31, 1997 and 1998          240,000              20.00
                                                       ============


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

The Company has a federal net operating loss (NOL) carryforward of approximately $15,736,000 at December 31, 1998. Utilization of approximately $6,000,000 of the NOL carryforward is limited to approximately $29,000 per year through 2009 ($406,000 in aggregate) based on an Internal Revenue Code limitation, as prescribed by Section 382, imposed as a result of a change in controlling interest in the Company in 1994. The NOL carryforward may be further limited by ownership changes occurring subsequent to December 31, 1994.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (CONTINUED)

The NOL carryforward has the following expiration dates:

1999                                                              $      26,000
2000                                                                     19,000
2001                                                                     24,000
2002                                                                    138,000
2003                                                                    138,000
2004                                                                    481,000
2005                                                                    209,000
2007                                                                  1,046,000
2008                                                                  1,450,000
2009                                                                  2,170,000
2010                                                                  2,545,000
2011                                                                  3,287,000
2012                                                                  1,511,000
2018                                                                  2,692,000
                                                                 ---------------
                                                                  $  15,736,000
                                                                 ===============

A summary of the Company's deferred taxes at December 31 is as follows:

                                                      1998             1997
--------------------------------------------------------------------------------
Current assets:
   Inventory obsolescence reserve               $      371,000   $      197,000
   Loss on minimum purchase commitment                 207,000           22,000
   Allowance for doubtful accounts                       4,000            6,000
   Warranty reserve                                     24,000           16,000
   Compensation and employee benefits                    7,000           10,000
   Other                                                    --           12,000
                                                --------------------------------
                                                       613,000          263,000

Less valuation reserve                                (613,000)        (263,000)
                                                --------------------------------
                                                $           --   $           --
                                                ================================

Noncurrent assets:
   NOL carryforwards                            $    3,900,000   $    3,051,000
Less valuation reserve                              (3,900,000)      (3,051,000)
                                                --------------------------------
                                                $           --   $           --
                                                ================================


NOTE 10. RELATED-PARTY TRANSACTIONS

Tapemark Company (Tapemark), of West St. Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is the CEO and chairman of the Board for Tapemark. During the years ended December 31, 1998 and 1997, the Company paid Tapemark a total of $76,900 and $110,900, respectively, for these services.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. RELATED-PARTY TRANSACTIONS (CONTINUED)

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


NOTE 11. FOREIGN SALES AND SIGNIFICANT CUSTOMERS

The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 1998 and 1997, were approximately as follows:

                                                       1998            1997
--------------------------------------------------------------------------------
Domestic sales                                    $   2,425,000   $   1,186,000
Foreign sales:
   Europe/Africa/Middle East                            846,000         835,000
   Asia                                                 302,000         910,000
   Other                                                213,000         354,000
                                                  ------------------------------
Net sales                                         $   3,786,000   $   3,285,000
                                                  ==============================

The Company has the following customers that account for more than 10 percent of net sales:

Customer                                               1998            1997
--------------------------------------------------------------------------------
     A                                                 53%             25%
     B                                                  *              16%
     C                                                  *              12%

*These customers did not meet the 10 percent threshold in the year indicated.

Customer A's accounts receivable balance at December 31, 1998, was $200,000.


NOTE 12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases office, manufacturing and warehouse space, and certain office equipment under both cancelable and noncancelable operating leases expiring at various times through 2001. Future minimum lease payments, excluding allocable operating costs, due under these operating leases, are as follows:


Years ending December 31:
   1999                                                           $      68,000
   2000                                                                  65,000
   2001                                                                  11,000
                                                                 ---------------
                                                                  $     144,000
                                                                 ===============

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In May and July 1998, the Company amended this license agreement to reduce the minimum annual royalty from $75,000 to $25,000 for the remainder of the license agreement. In consideration, the Company issued 42,500 shares of its common stock to KSURF, valued at $350,000 based upon the quoted market price of unrestricted common stock discounted for lack of marketability. Due to the uncertainty of the future realization of its value, the Company wrote off this prepaid royalty in 1998.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. SUBSEQUENT EVENT

On January 1, 1999, the Company entered into an agreement to borrow an additional $500,000 from the chairman. The loan matures on December 31, 1999, and accrues interest at prime payable on June 30, 1999, and December 31, 1999. Through April 13, 1999, $400,000 had been advanced under this agreement.


NOTE 14. FOURTH-QUARTER 1998 ADJUSTMENTS

In the fourth-quarter 1998, the Company increased its inventory reserve by approximately $366,000 and accrued the estimated commitment, not likely to be fulfilled, under the Porous Media contract (see Note 12) of $463,500.