Form 10QSB
period 1999-03-31
WTC INDUSTRIES INC
filed 1999-05-12
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
----------------------------------

FORM 10-QSB

(MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999, or

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
Yes  x   No     .
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,146,031  shares of Common Stock as of May 12, 1999

         Transitional Small Business Disclosure Format (check one):
Yes     ;  No  x
    ---       ---

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                               PAGE
PART I. FINANCIAL INFORMATION                                                  ----

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheets
                  March 31, 1999 and December 31, 1998                           3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended March 31, 1999 and 1998                     4

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998                     5

         Notes to Condensed Consolidated Unaudited Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          March 31,      December 31,
ASSETS                                                                      1999            1998
------                                                                  ------------     ------------

CURRENT ASSETS
         Cash                                                           $          0     $     25,261
         Accounts receivable, net of allowance for doubtful accounts
             of $10,000                                                      469,567          217,715
         Inventories (Note 3)                                                393,268          430,106
         Prepaid expenses and other                                           25,129            3,691
                                                                        ------------     ------------
                 TOTAL CURRENT ASSETS                                        887,964          676,773

PROPERTY AND EQUIPMENT                                                       862,918          798,401
         Less accumulated depreciation                                       626,146          604,562
                                                                        ------------     ------------
                                                                             236,772          193,839

OTHER ASSETS                                                                   7,295           11,792
                                                                        ------------     ------------

                                                                        $  1,132,031     $    882,404
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------

CURRENT LIABILITIES
         Current maturities of long-term debt                           $  1,211,381     $    861,731
         Accounts payable                                                    383,775          459,462
         Accrued interest payable                                             72,475           41,248
         Accrued expenses - other                                            323,120          294,585
                                                                        ------------     ------------
                 TOTAL CURRENT LIABILITIES                                 1,990,751        1,657,026

LONG-TERM LIABILITIES
Accrued minimum purchase commitments                                         345,000          345,000
Long-term debt, net of current maturities                                  4,397,059        4,398,321
                                                                        ------------     ------------
                                                                           4,742,059        4,743,321
                                                                        ------------     ------------
STOCKHOLDERS' DEFICIT (Note 4)
         Common stock                                                        114,603          114,603
         Additional paid-in capital                                       11,711,064       11,711,064
         Receivable from officer on issuance of common stock                 (15,000)         (15,000)
         Accumulated deficit                                             (17,411,446)     (17,328,610)
                                                                        ------------     ------------
                                                                          (5,600,779)      (5,517,943)
                                                                        ------------     ------------

                                                                        $  1,132,031     $    882,404
                                                                        ============     ============



See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended March 31,
                                                ----------------------------
                                                   1999            1998
                                                -----------     -----------

NET SALES                                       $ 1,181,751     $   527,406

COST OF GOODS SOLD                                  826,796         471,880
                                                -----------     -----------

GROSS PROFIT                                        354,955          55,526

EXPENSES
         Selling, general and administrative        304,959         283,827
         Research and development                    47,324          93,554
         Loss on minimum purchase contract                0          41,250
                                                -----------     -----------
                                                    352,283         418,631
                                                -----------     -----------

INCOME (LOSS) FROM OPERATIONS                         2,672        (363,105)

NONOPERATING INCOME (EXPENSE)
         Interest expense                           (82,329)        (97,200)
         Other income (expense), net                 (4,270)         (4,279)
         Gain on disposal of fixed assets             1,091               0
                                                -----------     -----------
                                                    (85,508)       (101,479)
                                                -----------     -----------

NET LOSS                                        $   (82,836)    $  (464,584)
                                                ===========     ===========

PER COMMON SHARE DATA - BASIC & DILUTED

NET LOSS                                        $     (0.07)    $     (0.42)
                                                ===========     ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                             1,146,000       1,104,000
                                                ===========     ===========


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three months ended March 31,
                                                                          ----------------------------
                                                                               1999         1998
                                                                          -----------     ------------

OPERATING ACTIVITIES
         Net loss                                                           $ (82,836)    $(464,584)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                      28,100        36,215
            (Gain) on disposal of fixed assets                                 (1,091)            0
            Changes in operating assets and liabilities:
                Accounts receivable                                          (251,852)       26,751
                Inventories                                                    36,838       133,137
                Current and other assets                                      (21,259)       (6,568)
                Accounts payable                                              (75,687)       96,186
                Accrued expenses                                               59,762        61,938
                                                                            ---------     ---------
                     Net cash used in operating activities                   (308,025)     (116,925)
                                                                            ---------     ---------

INVESTING ACTIVITIES
         Proceeds from sales of equipment                                       1,127             0
         Purchases of property and equipment                                  (66,751)      (67,696)
                                                                            ---------     ---------
                     Net cash provided by (used in) investing activities      (65,624)      (67,696)
                                                                            ---------     ---------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                          350,000       200,000
         Payments on long-term obligations                                     (1,612)       (1,344)
                                                                            ---------     ---------
                     Net cash provided by financing activities                348,388       198,656
                                                                            ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (25,261)       14,035

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                   25,261         5,241
                                                                            ---------     ---------

         End of period                                                      $       0     $  19,276
                                                                            =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                           $  51,102     $  68,134
                                                                            =========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Stock options issued for services                                                $   7,676
                                                                                          =========
         Accrued interest payable converted to a note payable                             $  30,673
                                                                                          =========


See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998


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

Many of the Company's purification products contain PentaPure(R) iodinated resin ("PentaPure(R)") and other patented and proprietary technology and configurations. The PentaPure(R) technology was originally developed by Kansas State University ("KSU") and has been licensed to the Company by the Kansas State University Research Foundation ("KSURF") on an exclusive basis. PentaPure(R) and other state of the art technologies, when applied in the Company's unique purification products, devitalize bacteria and viruses, remove protozoa cysts and reduce other targeted contaminants found in drinking water. Such systems are capable of making virtually any water source microbiologically fit to drink and better tasting. The Company's products fall into the following categories; systems and cartridges for use by original equipment manufacturers
(OEMs), portable systems, point-of-use systems, point-of-entry systems, mobile purification systems and commercial systems. The Company's products are suitable for a broad range of applications including; home, personal travel, recreation, military, emergency use, commercial and industrial.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1999, the Company incurred a net loss of $82,836, and cash used in operating activities was $308,025. In addition, as of March 31, 1999, the Company has a deficiency in working capital of $1,102,787 and an accumulated deficit of $17,411,446.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements during the first quarter of 1999 were met principally through borrowings of $350,000 from Mr. Klas, Sr., Chairman of the Board and CEO.

Management's plans for the Company to continue as a going concern include; (a) seeking further financing from Mr. Klas or other investors, (b) pursuing and obtaining Environmental Protection Agency approval for the new PentPure(R) InLine purification systems to increase sales to the OEM domestic market, and
(c) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB.

3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:      March 31, 1999      December 31, 1998
-------------------------------------      --------------      -----------------

Raw Materials                                $  304,207            $  283,326
Work-in-process                                   7,296                 3,484
Finished Goods                                   81,765               143,296
                                             ----------            ----------
                                             $  393,268            $  430,106
                                             ==========            ==========

The total inventory reserve as of March 31, 1999 and December 31, 1998 is $914,563 and $929,016, respectively.

4.       COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 1999 and December 31, 1998, the Company had 15,000,000 shares of $.10 par value common stock authorized, and 1,146,031 shares issued and outstanding.

PREFERRED STOCK - At March 31, 1999 and December 31, 1998, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.

5.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - Effective June 15, 1997, the Company entered into a five year requirements contract with Porous Media under which the Company will purchase all of its cyst filter requirements for the PentaPure(R) Sport Purification System and Spring(R) Filtration System. The Company agreed to purchase a minimum of 100,000 filters per year throughout the term of the agreement at an average price of $1.72 per filter. Mr. Klas, personally guarantees the Company's performance under the contract, subject to a $100,000 limitation on the guaranty.

The Company recorded a liability at December 31, 1998 totaling $517,500, of which $172,500 is included in current liabilities, for the remaining estimated commitment not likely to be fulfilled by the Company over the remaining life of the purchase commitment.

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement with KSURF, as amended July 1, 1998. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $25,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $6,250 for the three month periods ended March 31, 1999 and 1998.

ARRANGEMENTS WITH SUPPLIERS - Hybrid Technologies - The Company utilizes the services of Hybrid Technologies Corp. (Hybrid), an independent contractor, to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of Hybrid. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from Hybrid. Hybrid has agreed to sell iodinated resin only to the Company and DentalPure Corp. DentalPure Corp. is developing water purification products for dental applications and does not compete with the Company in any of its product applications.

6.       RELATED-PARTY TRANSACTIONS

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides labels for the Company's products and office and manufacturing facilities. Mr. Klas, the Company's

CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. During the three month period ended March 31, 1999 and 1998, the Company paid Tapemark a total of $28,000 and $14,000, respectively, for these services.

7.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

At March 31, 1999 and December 31, 1998, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 1999, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman.

The Company has $1,450,000 in principal of promissory notes that were issued in a private placement in 1994 that by their original terms matured on May 31, 1999. On April 13, 1999, the Company received approval from the holders of $1,400,000 in principal of these notes to extend their maturity date to May 31, 2002. In addition, the note holders agreed to reduce the interest rate applicable to these notes to either 5.18% until May 31, 2002, or to 1% for the twelve months ending May 31, 2000 and thereafter to 5.18%. Note holders who agreed to the 1% interest rate would receive a four year warrant to purchase 5,000 shares (for every $100,000 in principal) of the Company's common stock at an exercise price of $1.00 per share. A total of 55,000 warrants will be issued.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $2,498,807 to the Chairman and CEO through May 31, 2002. Accrued interest of $98,926 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. Interest is due and payable semi-annually. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company will issue Mr. Klas a four year warrant to purchase 176,998 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend demand notes payable totaling $553,114 to Tapemark Company (which is affiliated with the Company's Chairman) through May 31, 2002. Accrued interest of $27,080 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company will issue Tapemark a four year warrant to purchase 39,178 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of May 7, 1999, $350,000 had been advanced under this agreement. Other than the remaining $150,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GOING CONCERN. The accompanying condensed consolidated unaudited financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 1999, the Company incurred a net loss of $82,836, and cash used in operating activities was $308,025. In addition, as of March 31, 1999, the Company has a deficiency in working capital of $1,102,787 and an accumulated deficit of $17,411,446.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements during the first quarter of 1999 were met principally through borrowings of $350,000 from Mr. Klas, Sr., Chairman of the Board and CEO.

Management's plans for the Company to continue as a going concern include; (a) seeking further financing from Mr. Klas or other investors, (b) pursuing and obtaining Environmental Protection Agency approval for the new PentPure(R) InLine purification systems to increase sales to the OEM domestic market, and
(c) improving the Company's production processes and quality controls to increase gross profit margins. There is no assurance that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET SALES. The Company had net sales of $1,181,751 in the first quarter of 1999 representing a 124% increase over 1998's first quarter sales of $527,406. The increase in total net sales is primarily due to higher sales in the domestic market. The Company's largest customer had net sales of $789,000 or 67% of total net sales in 1999 compared to $120,000 or 23% of total net sales for the same period in 1998.

International sales were flat because of the continuing poor economic conditions in Asia and Eastern Europe and the strong U.S dollar. However, the Company anticipates that international sales will gradually improve during the last half of 1999 and into the year 2000.

GROSS PROFIT. The Company's gross profit increased to $354,955 or 30.0% of net sales in the first quarter of 1999, compared to $55,526 or 10.5% of net sales in 1998. The increase in gross profit is primarily due to product mix and significant product cost reductions on the Company's OEM water filtration products.

OPERATING EXPENSES. Selling, general, and administrative expenses were $304,959, an increase of $21,132 or 7.4% compared to 1998 expenses of $283,827. The increase is primarily due to a higher employee head count in 1999. Research and development costs were significantly lower in 1999 than in 1998 because of NSF registration fees in 1998. The Company anticipates that research and development costs will increase during the remainder of 1999 as the Company pursues EPA registration of its new water purification system designed for the U.S. market.

NONOPERATING ACTIVITY. Interest expense decreased to $82,329 in the first quarter of 1999 from $97,200 in the first quarter 1998. The decrease is attributed to the debt restructuring efforts in April 1999 that resulted in a lower effective interest rate as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash in the first quarter of 1999 and 1998 were funds provided by Mr. Klas totaling $350,000 and $200,000, respectively. As of March 31, 1999, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,102,787 compared with a working capital deficit of $980,253 as of December 31, 1998. Management believes that its sources of liquidity are sufficient to meet its current and anticipated requirements for the foreseeable future.

Cash used in operating activities increased to $308,025 in first quarter 1999 compared to $116,925 in 1998. The increase is primarily attributed to the increase in accounts receivable and the decrease in accounts payable. The net cash provided by net income plus depreciation and amortization is an important measurement of cash generated from the earnings process before significant non-cash charges. The decrease in the net loss plus depreciation and amortization of $373,633 reflects the Company's increased gross profit margins and reduced operating expenses compared to 1998.

Cash used for investing activities consisted of primarily purchases of equipment totaling $66,751 in 1999 compared to $67,696 in 1998.

Cash provided by financing activities was $348,388 in 1999 compared to $198,656 in 1998. The increase is attributed to the increase in cash advances from Mr. Klas totaling

$150,000. The increased borrowing requirements of the Company during 1999 are primarily due to the increase in accounts receivable.

At March 31, 1999, the Company has a $750,000 note payable to a financial institution which is secured by a security interest in the Company's assets, is guaranteed by the Chairman of the Board, and is due on May 31, 1999. If the note is not renewed, and the Company is required to pay off the $750,000 balance, the Company's liquidity could be adversely affected.

The Company has $1,450,000 outstanding in principal of promissory notes that were issued in 1994 that by their original terms matured on May 31, 1999. On April 13, 1999, the Company received approval from the holders of $1,400,000 in principal of these notes to extend their maturity date to May 31, 2002. In addition, the note holders agreed to reduce the interest rate applicable to these notes to either 5.18% until May 31, 2002, or to 1% for the twelve months ending May 31, 2000 and thereafter to 5.18%. Note holders who agreed to the 1% interest rate will receive (for every $100,000 in principal), a four year warrant to purchase 5,000 shares of the Company's common stock at an exercise price of $1.00 per share. A total of 55,000 warrants will be issued.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend through May 31, 2002 demand notes totaling $2,498,807 payable to the Chairman and CEO. Accrued interest of $98,926 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. Interest is due and payable semi-annually. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company will issue Mr. Klas a four year warrant to purchase 176,998 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On April 13, 1999, effective January 1, 1999, the Company entered into an agreement to extend through May 31, 2002 demand notes payable totaling $553,114 to Tapemark Company (which is affiliated with the Company's Chairman). Accrued interest of $27,080 at December 31, 1998 was included in the new note payable. Interest will accrue at 1.0% for the seventeen-month period ending May 31, 2000 and then will increase to 5.18% for the duration of the note. In exchange for the reduced interest rate from January 1, 1999 to May 31, 2000, the Company will issue Tapemark a four year warrant to purchase 39,178 shares of the Company's Common Stock at an exercise price of $1.00 per share.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of May 7, 1999, $350,000 had been advanced under this agreement. Other than the remaining $150,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.

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

Effective June 15, 1997, the Company entered into a cyst filter requirements contract with Porous Media. The minimum commitment is $172,500 per contract year beginning June 15. Through December 31, 1998, the Company had fulfilled its first contract year obligation. The Company is required to purchase an additional 400,000 cyst filters over the next three and one-half (3.25) years. The Company's performance is guaranteed by the Chairman and CEO up to $100,000. Failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

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

EFFECTS OF INFLATION

The Company believes that during 1998 and 1999 inflation has not had a material impact on the Company's business.

YEAR 2000 COMPLIANCE

The Company continues to implement its company-wide program to prepare the Company's computer systems, information technology and non-information technology to be Year 2000 compliant.

The Company continues to communicate with its suppliers, customers and other service providers to determine the extent of the Company's vulnerability to the failure of third parties to be Year 2000 complaint. The Company has made significant progress and has substantially completed its internal program to remediate the Year 2000 issue. In 1998, the Company upgraded its manufacturing and financial software, along with personal computers and related software. The Company's expenditures in 1998 for the upgrade of computer hardware and software related to Year 2000 issues were approximately $40,000. The costs of the new equipment and software are being depreciated over their useful lives. Based on information currently available, the total remaining maintenance or capital costs to be incurred in 1999 is estimated to be $15,000.

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

The Company is in the process of developing a contingency plan to address the above risks. The contingency plan is expected to be in place by September 30, 1999. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                       Title                           Method of Filing
-------           --------------------------------          ----------------

27                Financial Data Schedule                    Filed Herewith

         (b) REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed during the first quarter of 1999.


SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1999                   WTC Industries, Inc.

                                       By:      /s/  Robert C. Klas, Sr.
                                                -------------------------------
                                                Robert C. Klas, Sr.
                                                Chief Executive Officer

                                       By:      /s/  Gregory P. Jensen
                                                -------------------------------
                                                Gregory P. Jensen
                                                Chief Financial Officer
                                                (Principal Accounting Officer)