Form 10QSB
period 1999-06-30
WTC INDUSTRIES INC
filed 1999-08-04
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999, or

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

1,169,364 shares of Common Stock as of July 23, 1999

     Transitional Small Business Disclosure Format (check one):
Yes ___; No _x_

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

     Condensed Consolidated Unaudited Balance Sheets
          June 30, 1999 and December 31, 1998                                  3

     Condensed Consolidated Unaudited Statements of Operations
          Three Months Ended June 30, 1999 and 1998                            4

     Condensed Consolidated Unaudited Statements of Operations
          Six Months Ended June 30, 1999 and 1998                              5

     Condensed Consolidated Unaudited Statements of Cash Flows
          Six Months Ended June 30, 1999 and 1998                              6

     Notes to Condensed Consolidated Unaudited Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                        11


PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                 16

Item 6. Exhibits and Reports on Form 8-K                                      17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             June 30,        December 31,
ASSETS                                                                        1999               1998
------                                                                    ------------       ------------
CURRENT ASSETS
         Cash                                                             $    167,118       $     25,261
         Accounts receivable, net of allowance for doubtful accounts
             of $10,000                                                        468,527            217,715
         Inventories (Note 3)                                                  278,352            430,106
         Prepaid expenses and other                                             21,612              3,691
                                                                          ------------       ------------
                 TOTAL CURRENT ASSETS                                          935,609            676,773

PROPERTY AND EQUIPMENT                                                         879,328            798,401
         Less accumulated depreciation                                         650,253            604,562
                                                                          ------------       ------------
                                                                               229,075            193,839

OTHER ASSETS                                                                     4,441             11,792
                                                                          ------------       ------------

                                                                          $  1,169,125       $    882,404
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------

CURRENT LIABILITIES
         Current maturities of long-term debt                             $  1,307,356       $    861,731
         Accounts payable                                                      301,278            459,462
         Accrued interest payable                                               92,857             41,248
         Accrued expenses - other                                              332,851            294,585
                                                                          ------------       ------------
                 TOTAL CURRENT LIABILITIES                                   2,034,342          1,657,026

LONG-TERM LIABILITIES
Accrued minimum purchase commitments                                           345,000            345,000
Long-term debt, net of current maturities                                    4,215,976          4,398,321
                                                                          ------------       ------------
                                                                             4,560,976          4,743,321
                                                                          ------------       ------------
STOCKHOLDERS' DEFICIT (Note 4)
         Common stock                                                          116,937            114,603
         Additional paid-in capital                                         11,800,230         11,711,064
         Receivable from officer on issuance of common stock                   (15,000)           (15,000)
         Accumulated deficit                                               (17,328,360)       (17,328,610)
                                                                          ------------       ------------
                                                                            (5,426,193)        (5,517,943)
                                                                          ------------       ------------

                                                                          $  1,169,125       $    882,404
                                                                          ============       ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended June 30,
                                                       -----------------------------
                                                           1999              1998
                                                       -----------       -----------
NET SALES                                              $ 1,483,744       $ 1,170,535

COST OF GOODS SOLD                                         976,434         1,224,739
                                                       -----------       -----------

GROSS (LOSS) PROFIT                                        507,310           (54,204)

EXPENSES
          Selling, general and administrative              296,418           276,080
          Research and development                          42,790           111,108
          Loss on minimum purchase contract                                   41,250
          Other                                                              350,000
                                                       -----------       -----------
                                                           339,208           778,438
                                                       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                              168,102          (832,642)

NONOPERATING INCOME (EXPENSE)
          Interest expense                                 (82,177)         (106,588)
          Other income (expense), net                       (2,839)           (4,273)
          Gain (loss) on disposal of fixed assets                            (10,263)
                                                       -----------       -----------
                                                           (85,016)         (121,124)
                                                       -----------       -----------

NET INCOME (LOSS)                                      $    83,086       $  (953,766)
                                                       ===========       ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC & DILUTED            $      0.07       $     (0.85)
                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
          BASIC                                          1,169,364         1,125,177
                                                       ===========       ===========
          DILUTED                                        1,169,539         1,125,177
                                                       ===========       ===========

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six months ended June 30,
                                                       -----------------------------
                                                           1999              1998
                                                       -----------       -----------
NET SALES                                              $ 2,665,495       $ 1,697,942

COST OF GOODS SOLD                                       1,803,230         1,696,618
                                                       -----------       -----------

GROSS (LOSS) PROFIT                                        862,265             1,324

EXPENSES
          Selling, general and administrative              601,377           559,909
          Research and development                          90,114           204,662
          Loss on minimum purchase contract                                   82,500
          Other                                                              350,000
                                                       -----------       -----------
                                                           691,491         1,197,071
                                                       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                              170,774        (1,195,747)

NONOPERATING INCOME (EXPENSE)
          Interest expense                                (164,506)         (203,787)
          Other income (expense), net                       (7,107)           (8,553)
          Gain (loss) on disposal of fixed assets            1,090           (10,263)
                                                       -----------       -----------
                                                          (170,523)         (222,603)
                                                       -----------       -----------

NET INCOME (LOSS)                                      $       251       $(1,418,350)
                                                       ===========       ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE
          BASIC & DILUTED                              $      0.00       $     (1.27)
                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
          BASIC                                          1,161,758         1,114,408
                                                       ===========       ===========
          DILUTED                                        1,161,846         1,114,408
                                                       ===========       ===========

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six months ended June 30,
                                                                              -----------------------------
                                                                                  1999              1998
                                                                              -----------       -----------
OPERATING ACTIVITIES
         Net income (loss)                                                    $       251       $(1,418,350)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                          55,061            72,515
            Provision for obsolete inventory                                                         40,000
            Other - royalty impairment writedown                                                    350,000
            (Gain) Loss on disposal of fixed assets                                (1,091)           10,263
            Accretion of long-term debt discount                                    9,086
            Changes in operating assets and liabilities:
                Accounts receivable                                              (250,812)         (389,437)
                Inventories                                                       151,754           220,638
                Current and other assets                                             (205)             (946)
                Accounts payable                                                 (158,184)          439,730
                Accrued expenses                                                   89,875           114,025
                                                                              -----------       -----------
                     Net cash used in operating activities                       (104,265)         (561,562)
                                                                              -----------       -----------

INVESTING ACTIVITIES
         Proceeds from sales of equipment                                           1,091                 0
         Purchases of property and equipment                                      (83,162)         (106,604)
                                                                              -----------       -----------
                     Net cash provided by (used in) investing activities          (82,071)         (106,604)
                                                                              -----------       -----------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                              350,000           700,000
         Payments on long-term obligations                                        (21,807)           (2,745)
                                                                              -----------       -----------
                     Net cash provided by financing activities                    328,193           697,255
                                                                              -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         141,857            29,089

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                       25,261             5,241
                                                                              -----------       -----------

         End of period                                                        $   167,118       $    34,330
                                                                              ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                             $   112,897       $   123,991
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Stock options issued for services                                                      $    17,677
                                                                                                ===========
         Accrued interest payable converted to a note payable                                   $   125,915
                                                                                                ===========
         Common stock issued for royalty agreement payment                                      $   350,000
                                                                                                ===========
         Stock options issued for rent                                        $    17,500
                                                                              ===========
         Warrants issued with debt restructure                                $    74,000
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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1999, the Company incurred a net income of $251, and cash used in operating activities was $104,265. In addition, as of June 30, 1999, the Company has a deficiency in working capital of $1,098,733 and an accumulated deficit of $17,328,360.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of 1999 were met principally through the issuance of demand notes payable of $350,000 to Mr. Klas, Sr., Chairman of the Board and CEO.

Management's plans for the Company to continue as a going concern include; (a) seeking further financing from Mr. Klas or other investors, (b) obtaining Environmental Protection Agency (EPA) approval for the PentPure(R) InLine purification systems product line, (c) continue developing and increasing sales to the OEM and water dealer markets in the U.S., and (d) continue increasing gross profit margins through improved production processes and quality controls. There is no assurance that these plans will be successful.

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

3.   INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:       June 30, 1999      December 31, 1998
-------------------------------------       -------------      -----------------

Raw Materials                                 $   179,893            $   283,326
Work-in-process                                     5,768                  3,484
Finished Goods                                     92,691                143,296
                                              -----------            -----------
                                              $   278,352            $   430,106
                                              ===========            ===========

The total inventory reserve as of June 30, 1999 and December 31, 1998 is $914,563 and $929,016, respectively.

4.   COMMON AND PREFERRED STOCK

COMMON STOCK - The Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,169,364 and 1,146,031 shares issued and outstanding on June 30, 1999 and December 31, 1998, respectively.

PREFERRED STOCK - At June 30, 1999 and December 31, 1998, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.

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

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement with KSURF, as amended July 1, 1998. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $25,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $6,250 and $12,500 for the three and six month periods ended June 30, 1999 and 1998.

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

6.   RELATED-PARTY TRANSACTIONS

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides labels for the Company's products and office and manufacturing facilities. Mr. Klas, the Company's

CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. During the three and six month periods ended June 30, 1999, the Company paid Tapemark a total of $30,000 and $58,000, respectively, compared to $16,000 and $30,000, respectively, in 1998.

7.   NOTES PAYABLE AND LONG TERM OBLIGATIONS

At June 30, 1999 and December 31, 1998, the Company had a $750,000 note payable to a financial institution. The note payable to the bank accrues interest at prime, is due on May 31, 2000, and is secured by substantially all of the Company's assets in addition to a guarantee by the Chairman.

The Company has $1,450,000 in principal of promissory notes that were issued in a private placement in 1994 that by their original terms matured on May 31, 1999. On April 13, 1999, the Company received approval from the holders of $1,400,000 in principal of these notes to extend their maturity date to May 31, 2002. In addition, the holders of $300,000 in principal of these notes agreed to reduce the interest rate to 5.18% until May 31, 2002. The holders of $1,100,000 in principal of these notes agreed to reduce the interest rate to 1% for the twelve months ending May 31, 2000 and thereafter to 5.18%. Note holders who agreed to the 1% interest rate received a four year warrant to purchase 5,000 shares (for every $100,000 in principal) of the Company's common stock at an exercise price of $1.00 per share. Warrants for a total of 55,000 were issued.

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

The Company valued all warrants issued above using the Black-Scholes pricing model.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31,

1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of July 23, 1999, $350,000 had been advanced under this agreement. Other than the remaining $150,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

This Form 10-QSB contains forward looking statements within the meaning of
Section 21E of the Securities and Exchange Commission Act of 1934. Actual results could differ significantly from those projected in the forward looking statements as a result, in part, from changes in conditions and factors encountered by the Company.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 1999, the Company incurred a net income of $251, and cash used in operating activities was $104,265. In addition, as of June 30, 1999, the Company has a deficiency in working capital of $1,098,733 and an accumulated deficit of $17,328,360.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first six months of 1999 were met principally through the issuance of demand notes payable of $350,000 to Mr. Klas, Sr., Chairman of the Board and CEO.

Management's plans for the Company to continue as a going concern include; (a) seeking further financing from Mr. Klas or other investors, (b) obtaining Environmental Protection Agency (EPA) approval for the PentPure(R) InLine purification systems product line, (c) continue developing and increasing sales to the OEM and water dealer markets in the U.S., and (d) continue increasing gross profit margins through improved production processes and quality controls. There is no assurance that these plans will be successful.

The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

NET SALES. For the three month period ended June 30, 1999, the Company had net sales of $1,483,744, an increase of 26.8% from 1998 sales of $1,170,535. The increase in sales is attributed to increased sales to the appliance filter market.

For the six month period ended June 30, 1999, the Company had net sales of $2,665,495, an increase of 57.0% from 1998 sales of $1,697,942. The Company anticipates that sales for the last half of the year will be comparable or slightly lower than the first six months. However, the Company continues to aggressively pursue new business in the domestic OEM market and anticipates sales to continue to increase in the year 2000.

International sales for both the three and six months ended June 30, 1999 continue to be lower than 1998 because of the continuing poor economic conditions in Asia and Eastern Europe and the strong U.S dollar. The Company anticipates that these trends will continue during the last half of 1999 and into the early part of the year 2000.

GROSS PROFIT. For the three and six month periods ended June 30, 1999, the Company recognized a gross profit of $507,310 and 862,265, respectively, representing 34.2% and 32.3% of net sales, respectively. During the same periods in 1998, the Company recognized a gross (loss) profit of ($54,204) and $1,324, respectively, representing (4.6%) and 0.01% of net sales, respectively. The increase in gross profit during the second quarter is primarily attributed to increased sales of replacement cartridges to the appliance filter market. For the year, the increase in gross profit is primarily due to improved manufacturing processes and cost reduction programs associated with the appliance filter product line.

OPERATING EXPENSES. Selling, general, and administrative expenses for the three and six month periods ended June 30, 1999, were $296,418 and $601,377, respectively, representing 20.0% and 22.6% of net sales, respectively. Selling, general and administrative expenses were $276,080 and $559,909, representing 23.6% and 33.0% of net sales, respectively, for the same periods in 1998. The increase in the dollar amount of spending in 1999 is primarily due to an increase in the number of employees, partially offset by lower travel and building related expenses.

Research and development expenses are significantly lower in 1999 than 1998 for both the three and six month periods ended June 30, 1999. In 1998, the Company had significant expenses for NSF testing and certification of the PentaPure(R) Inline Filtration Systems product line. The Company does anticipate that research and development expenses will increase during the last half of 1999 because of new product development for the appliance industry.

In 1998, the Company issued 42,500 shares of Company common stock to Kansas State University Research Foundation in exchange for reducing the annual minimum cash payment from $75,000 to $25,000 for the remainder of the PentaPure(R) technology license agreement. A one-time charge of $350,000 was incurred in the second quarter of 1998 related to this transaction due to the uncertainty of the future realization of its value.

NONOPERATING EXPENSES. Interest expense was $82,177 and $164,506, respectively, for the three and six month period ending June 30, 1999. During the same periods in 1998, interest expense was $106,588 and $203,787, respectively. The decrease in interest expense is attributed to the debt restructuring efforts in April 1999 that resulted in a lower effective interest rate as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary source of cash during the first six months in 1999 and 1998 were cash advances provided by Mr. Klas totaling $350,000 and $700,000, respectively. As of June 30, 1999, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,098,733, compared with a working capital deficit of $980,253 as of December 31, 1998. Management believes that its sources of liquidity are sufficient to meet its current and anticipated requirements for the foreseeable future.

For the six month period ended June 30, 1999, cash increased $141,857, primarily due to cash provided by financing activities of $328,193, which was essentially offset by cash used in operating activities of $104,265 and cash used in investing activities of $82,071. Significant cash uses by operations included an increase in accounts receivable of $250,812 and a decrease in accounts payable of $158,184, partially offset by an increase in accrued expenses of $89,875 and a decrease in inventory of $151,754. Net cash used by investing activities consisted primarily of purchases of property and equipment of $83,162. Net cash provided by financing activities was from issuance of notes payable of $350,000, partially offset by payments on long-term debt of $21,807.

For the six month period ended June 30, 1998, cash increased $29,089, primarily due to cash provided by financing activities of $697,255, which was essentially offset by cash used in operations of $561,562 and cash used in investing activities of $106,604. Significant cash uses by operations included the net loss and increases in accounts receivable of $389,437, partially offset by increases in accounts payable of $439,730 and accrued expenses of $114,025 and an decrease in inventory of $220,638. Net cash used by investing activities consisted of purchases of property and equipment of $106,604. Net cash provided by financing activities was from issuance of notes payable of $700,000, partially offset by payments on long-term debt of $2,745.

At June 30, 1999, the Company has a $750,000 note payable to a financial institution which is secured by a security interest in the Company's assets, is guaranteed by the Chairman of the Board, and is due on May 31, 2000.

The Company has $1,450,000 in principal of promissory notes that were issued in a private placement in 1994 that by their original terms matured on May 31, 1999. On April 13, 1999, the Company received approval from the holders of $1,400,000 in principal of these notes to extend their maturity date to May 31, 2002. In addition, the holders of $300,000 in principal of these notes agreed to reduce the interest rate to 5.18% until May 31, 2002. The holders of $1,100,000 in principal of these notes agreed to reduce the interest rate to 1% for the twelve months ending May 31, 2000 and thereafter to 5.18%. Note holders who agreed to the 1% interest rate received a four year warrant to purchase 5,000 shares (for every $100,000 in principal) of the Company's common stock at an exercise price of $1.00 per share. Warrants for a total of 55,000 were issued.

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

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of July 23, 1999, $350,000 had been advanced under this agreement. Other than the remaining $150,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.

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

Effective June 15, 1997, the Company entered into a cyst filter requirements contract with Porous Media. The minimum commitment is $172,500 per contract year beginning June 15. Through December 31, 1998, the Company had fulfilled its first contract year obligation. The Company is required to purchase an additional 400,000 cyst filters over the next three (3) years. The Company's performance is guaranteed by Mr. Klas up to $100,000. Failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

If the Company is able to obtain additional financing to continue operations, its plan of operations over the next 12 months is to further develop its OEM customer base and its sales of the PureIt(R) InLine point-of-use systems in both the domestic and international markets.

FOREIGN CURRENCY EFFECTS
------------------------

Beginning in the third quarter 1997, foreign currency exchange rate fluctuations and deteriorating economic conditions had a material impact on the demand for the Company's products in Asian markets. In addition, beginning in the third quarter of 1998, foreign currency exchange rate fluctuations and deteriorating economic conditions in Eastern Europe had a material impact on sales to the Company's largest distributor. The Company anticipates these trends to continue for the remainder of 1999 and for the first half of 2000.

EFFECTS OF INFLATION
--------------------

The Company believes that during 1998 and 1999 inflation has not had a material impact on the Company's business.

YEAR 2000 COMPLIANCE
--------------------

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

NOTIFICATION REGARDING FORWARD LOOKING INFORMATION
--------------------------------------------------

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


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On April 1, 1999, the Company issued 23,333 shares of Common Stock for payment of its 1999 rent obligation to the Tapemark Company. The Company leases approximately 5,000 square feet of manufacturing and office space.

On June 30, 1999, the Company issued warrants to purchase 271,176 shares of the Company's Common Stock at an exercise price of $1.00 per share with an exercise period of four years. These warrants were issued to certain holders of promissory notes previously issued by the Company in consideration for an amendment to the terms of the notes.

For the above stock transactions, the Company did not use any underwriters or placement agents and no commissions were paid. The securities referred to above were acquired by the recipients for investment purposes for their own account and not with a view to a distribution. Based on these facts the Company relied on the exemption provided section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

     (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                    Title                              Method of Filing
-------        -------------------------------------        ----------------

27             Financial Data Schedule                       Filed Herewith

     (b) Reports ON FORM 8-K.

No reports on Form 8-K were filed during the second quarter of 1999.


SIGNATURES
----------

     In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 23, 1999                         WTC Industries, Inc.


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