Form 10QSB
period 1999-09-30
WTC INDUSTRIES INC
filed 1999-11-05
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

----------------------------------

FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES  EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999, or

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.
Yes __x__ No _____


APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,169,364 shares of Common Stock as of October 25, 1999

         Transitional Small Business Disclosure Format (check one):
Yes _____; No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

       Condensed Consolidated Unaudited Balance Sheets
             September 30, 1999 and December 31, 1998                         3

       Condensed Consolidated Unaudited Statements of Operations
             Three Months Ended September 30, 1999 and 1998                   4

       Condensed Consolidated Unaudited Statements of Operations
             Nine Months Ended September 30, 1999 and 1998                    5

       Condensed Consolidated Unaudited Statements of Cash Flows
             Nine Months Ended September 30, 1999 and 1998                    6

       Notes to Condensed Consolidated Unaudited Financial Statements         7

Item 2. Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                      9


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        September 30,    December 31,
ASSETS                                                                      1999             1998
------                                                                  ------------     ------------
CURRENT ASSETS
         Cash                                                           $      5,592     $     25,261
         Accounts receivable, net of allowance for doubtful accounts
             of $9,000                                                       534,732          217,715
         Inventories (Note 3)                                                213,774          430,106
         Prepaid expenses and other                                           18,488            3,691
                                                                        ------------     ------------
                 TOTAL CURRENT ASSETS                                        772,586          676,773

PROPERTY AND EQUIPMENT                                                       918,326          798,401
         Less accumulated depreciation                                       675,044          604,562
                                                                        ------------     ------------
                                                                             243,282          193,839

OTHER ASSETS                                                                   5,191           11,792
                                                                        ------------     ------------

                                                                        $  1,021,059     $    882,404
                                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
         Current maturities of long-term debt                           $  1,364,485     $    861,731
         Accounts payable                                                    306,838          459,462
         Accrued interest payable                                            123,568           41,248
         Accrued expenses - other                                            295,231          294,585
                                                                        ------------     ------------
                 TOTAL CURRENT LIABILITIES                                 2,090,122        1,657,026

LONG-TERM LIABILITIES
Accrued minimum purchase commitments                                         345,000          345,000
Long-term debt, net of current maturities                                  4,195,744        4,398,321
                                                                        ------------     ------------
                                                                           4,540,744        4,743,321
                                                                        ------------     ------------
STOCKHOLDERS' DEFICIT (Note 4)
         Common stock                                                        116,937          114,603
         Additional paid-in capital                                       11,800,230       11,711,064
         Receivable from officer on issuance of common stock                 (30,000)         (15,000)
         Accumulated deficit                                             (17,496,974)     (17,328,610)
                                                                        ------------     ------------
                                                                          (5,609,807)      (5,517,943)
                                                                        ------------     ------------

                                                                        $  1,021,059     $    882,404
                                                                        ============     ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended September 30,
                                                 --------------------------------
                                                      1999              1998
                                                 -------------     --------------
NET SALES                                        $   1,013,194     $   1,481,609

COST OF GOODS SOLD                                     727,679         1,129,489
                                                 -------------     -------------

GROSS (LOSS) PROFIT                                    285,515           352,120

EXPENSES
          Selling, general and administrative          296,066           288,808
          Research and development                      88,064            11,144
          Loss on minimum purchase contract                 --            43,125
                                                 -------------     -------------
                                                       384,130           343,077
                                                 -------------     -------------

INCOME (LOSS) FROM OPERATIONS                          (98,615)            9,043

NONOPERATING INCOME (EXPENSE)
          Interest expense                             (69,999)         (117,708)
          Other income (expense), net                       --            (4,278)
                                                 -------------     -------------
                                                       (69,999)         (121,986)
                                                 -------------     -------------

NET INCOME (LOSS)                                $    (168,614)    $    (112,943)
                                                 =============     =============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC & DILUTED      $       (0.14)    $       (0.10)
                                                 =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES
          OUTSTANDING - BASIC & DILUTED              1,169,364         1,145,170
                                                 =============     =============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine months ended September 30,
                                                     -------------------------------
                                                          1999              1998
                                                     -------------     -------------
NET SALES                                            $   3,678,689     $   3,179,550

COST OF GOODS SOLD                                       2,530,909         2,826,197
                                                     -------------     -------------

GROSS (LOSS) PROFIT                                      1,147,780           353,353

EXPENSES
          Selling, general and administrative              897,445           848,627
          Research and development                         178,177           215,806
          Loss on minimum purchase contract                     --           125,625
          Other                                                 --           350,000
                                                     -------------     -------------
                                                         1,075,622         1,540,058
                                                     -------------     -------------

INCOME (LOSS) FROM OPERATIONS                               72,158        (1,186,705)

NONOPERATING INCOME (EXPENSE)
          Interest expense                                (234,505)         (321,496)
          Other income (expense), net                       (7,108)          (12,830)
          Gain (loss) on disposal of fixed assets            1,091           (10,263)
                                                     -------------     -------------
                                                          (240,522)         (344,589)
                                                     -------------     -------------

NET INCOME (LOSS)                                    $    (168,364)    $  (1,531,294)
                                                     =============     =============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC & DILUTED          $       (0.14)    $       (1.36)
                                                     =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES
          OUTSTANDING - BASIC & DILUTED                  1,164,321         1,124,774
                                                     =============     =============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                       1999              1998
                                                                  -------------     -------------
OPERATING ACTIVITIES
         Net income (loss)                                        $    (168,364)    $  (1,531,294)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
            Depreciation and amortization                                79,853           110,432
            Provision for obsolete inventory                                 --            40,000
            Royalty fees paid in common stock                                --           350,000
            (Gain) Loss on disposal of fixed assets                      (1,091)           10,263
            Accretion of long-term debt discount                          6,772                --
            Changes in operating assets and liabilities:
                Accounts receivable                                    (317,017)         (353,648)
                Inventories                                             216,332           186,894
                Current and other assets                                  2,168            16,321
                Accounts payable                                       (152,624)          304,762
                Accrued expenses                                         82,966            76,463
                                                                  -------------     -------------
                     Net cash used in operating activities             (251,005)         (789,807)
                                                                  -------------     -------------

INVESTING ACTIVITIES
         Proceeds from sales of equipment                                 1,091                --
         Advances on officer note receivable                            (15,000)               --
         Purchases of property and equipment                           (122,160)         (132,208)
                                                                  -------------     -------------
                     Net cash used in investing activities             (136,069)         (132,208)
                                                                  -------------     -------------

FINANCING ACTIVITIES
         Proceeds from loans by director/shareholder                    400,000           950,000
         Payments on long-term obligations                              (32,595)           (4,205)
                                                                  -------------     -------------
                     Net cash provided by financing activities          367,405           945,795
                                                                  -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (19,669)           23,780

CASH AND CASH EQUIVALENTS:
         Beginning of period                                             25,261             5,241
                                                                  -------------     -------------

         End of period                                            $       5,592     $      29,021
                                                                  =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
         Cash paid during the period for interest                 $     152,186     $     177,219
                                                                  =============     =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
         FINANCING ACTIVITIES -
         Stock options issued for services                                          $      17,677
                                                                                    =============
         Accrued interest payable converted to a note payable                       $     125,915
                                                                                    =============
         Common stock issued for royalty agreement payment                          $     350,000
                                                                                    =============
         Stock options issued for rent                            $      17,500
                                                                  =============
         Warrants issued with debt restructure                    $      74,000
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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1999, the Company incurred a net loss of $168,364, and cash used in operating activities was $251,005. In addition, as of September 30, 1999, the Company has a deficiency in working capital of $1,317,536 and an accumulated deficit of $17,496,974.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of 1999 were met principally through the issuance of demand notes payable of $400,000 to Mr. Klas, Sr., Chairman of the Board and CEO.

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


3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:    September 30, 1999    December 31, 1998
-------------------------------------    ------------------    -----------------

Raw Materials                                    $  139,961           $  283,326
Work-in-process                                       2,603                3,484
Finished Goods                                       71,210              143,296
                                                 ----------           ----------
                                                 $  213,774           $  430,106
                                                 ==========           ==========

The total inventory reserve as of September 30, 1999 and December 31, 1998 is $914,563 and $929,016, respectively.


4.       COMMON AND PREFERRED STOCK

COMMON STOCK - The Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,169,364 and 1,146,031 shares issued and outstanding on September 30, 1999 and December 31, 1998, respectively.

PREFERRED STOCK - At September 30, 1999 and December 31, 1998, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.


5.       RELATED-PARTY TRANSACTIONS

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides labels for the Company's products and office and manufacturing facilities. Mr. Klas, the Company's CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. During the three and nine month periods ended September 30, 1999, the Company paid Tapemark a total of $7,000 and $65,000, respectively, compared to $34,000 and $64,000, respectively, in 1998.


6.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of October 25, 1999, $400,000 had been advanced under this agreement. Other than the remaining $100,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.


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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 1999, the Company incurred a net loss of $168,364, and cash used in operating activities was $251,005. In addition, as of September 30, 1999, the Company has a deficiency in working capital of $1,317,536 and an accumulated deficit of $17,496,974.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements for the first nine months of 1999 were met principally through the issuance of demand notes payable of $400,000 to Mr. Klas, Sr., Chairman of the Board and CEO.

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


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. For the three month period ended September 30, 1999, the Company had net sales of $1,013,194, a decrease of 31.6% from 1998 sales of $1,481,609. The decrease in sales is due to lower sales in both the domestic and international markets. Domestic sales were lower because of lower sales to the appliance filter market. International sales continued to be lower than 1998 because of the continuing effects of the poor economic conditions in Asia and Eastern Europe and, in addition, lower sales of outdoor products to military and relief organizations.

For the nine month period ended September 30, 1999, the Company had net sales of $3,678,689, an increase of 15.7% from 1998 sales of $3,179,550. The increase is attributed to the increase in domestic sales offset by lower international sales. For the remainder of 1999 and into 2000, the Company anticipates that domestic sales will continue to increase, while international sales will continue to remain flat or slightly lower than previous years.
The Company continues to aggressively pursue new business opportunities in the domestic OEM market.

For the three and nine month periods ended September 30, 1999, the Company has one customer whose net sales accounts for 69.6% and 69.3%, respectively, of total net sales. During the same periods in 1998, this customer had net sales representing 59.9% and 49.5%, respectively, of total net sales.

GROSS PROFIT. For the three and nine month periods ended September 30, 1999, the Company recognized a gross profit of $285,515 and 1,147,780, respectively, representing 28.2% and 31.2% of net sales, respectively. During the same periods in 1998, the Company recognized a gross profit of $352,120 and $353,353, respectively, representing 23.8% and 11.1% of net sales, respectively. The increase in gross profit as a percentage of sales for both the three and nine month period is primarily attributed to improved manufacturing processes and cost reduction programs.

OPERATING EXPENSES. Selling, general, and administrative expenses for the three and nine month periods ended September 30, 1999, were $296,066 and $897,445, respectively, representing 29.2% and 24.4% of net sales, respectively. For the same period in 1998, selling, general and administrative expenses were $288,808 and $848,627, representing 19.5% and 26.7% of net sales, respectively. The increase in the dollar amount of spending in 1999 is primarily due to an increase in the number of employees, partially offset by lower travel and building related expenses.

Research and development expenses for the three and nine month periods ended September 30, 1999, were $88,064 and $178,177, respectively, representing 8.7% and 4.8% of net sales, respectively. For the same periods in 1998, research and development expenses were $11,144 and $215,806, respectively, representing .01% and 6.8% of net sales respectively. During the third quarter of 1999, the Company continued new product development for the appliance industry and for a long-term water purification device for the U.S market. The Company expects to continue to incur research and development expenses at current levels during the fourth quarter and into the year 2000.

For the three and nine month periods ended September 30, 1998, the Company incurred a loss on minimum purchase contract with Porous Media of $ 43,125 and $125,625, respectively. The Company incurred a one-time charge of $350,000 in the second quarter of 1998 as a result of issuing 42,500 shares of Company common stock to Kansas State University Research Foundation in exchange for reducing the annual minimum cash payment from $75,000 to $25,000 for the remainder of the PentaPure(R) technology license agreement.

NONOPERATING EXPENSES. Interest expense was $69,999 and $234,505, respectively, for the three and nine month period ending September 30, 1999. During the same periods in 1998, interest expense was $117,708 and $321,496, respectively. The decrease in interest expense is attributed to the debt restructuring efforts in April 1999 that resulted in a lower effective interest rate as compared to 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the first nine months in 1999 and 1998 were cash advances provided by Mr. Klas totaling $400,000 and $950,000, respectively. As of September 30, 1999, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,317,536, compared with a working capital deficit of $980,253 as of December 31, 1998. Management believes that its sources of liquidity are sufficient to meet its current and anticipated requirements for the foreseeable future.

For the nine month period ended September 30, 1999, cash decreased $19,669, primarily due to cash used in operations of $251,005 and cash used in investing activities of $136,069, which was essentially offset by cash provided by financing activities of $367,405. Significant cash uses by operations included an increase in accounts receivable of $317,017 and a decrease in accounts payable of $152,624, partially offset by an increase in accrued expenses of $82,966 and a decrease in inventory of $216,332. Net cash used by investing activities consisted primarily of purchases of property and equipment of $122,160 and an advance on an officer note receivable of $15,000. Net cash provided by financing activities was from issuance of notes payable of $400,000, partially offset by payments on long-term debt of $32,595.

During the same period in 1998, cash increased $23,780, primarily due to cash provided by financing activities of $945,795, which was essentially offset by cash used in operations of $789,807 and cash used in investing activities of $132,208. Significant cash uses by operations included the net loss and increases in accounts receivable of $353,648, partially offset by increases in accounts payable of $304,762 and accrued expenses of $76,463 and an decrease in inventory of $186,894. Net cash used by investing activities consisted of purchases of property and equipment of $132,208. Net cash provided by financing activities was from issuance of notes payable of $950,000, partially offset by payments on long-term debt of $4,205.

On January 1, 1999, the Company entered into an agreement to borrow up to an additional $500,000 from the Chairman and CEO. The loan matures on December 31, 1999 and accrues interest at prime and is payable on June 30, 1999 and December 31, 1999. As of October 25, 1999, $400,000 had been advanced under this agreement. Other than the remaining $100,000 covered by an existing agreement with Mr. Klas, he has no obligation to provide any further financing to the Company, and there is no assurance that he will provide any further financing to the Company.

At September 30, 1999, the Company has a $750,000 note payable to a financial institution which is secured by a security interest in the Company's assets, is guaranteed by the Chairman of the Board, and is due on May 31, 2000.

The Company has $1,450,000 in principal of promissory notes that were issued in a private placement in 1994 that mature on May 31, 2002. $300,000 in principal of these notes bear interest at 5.18% until May 31, 2002, and, $1,100,000 in principal of these notes bear interest at 1% for the twelve months ending May 31, 2000 and then will increase to 5.18% for the duration of the note.

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

Effective June 15, 1997, the Company entered into a cyst filter requirements contract with Porous Media. The minimum commitment is $172,500 per contract year. Through September 30, 1999, the Company has fulfilled one year of its five year obligation. The Company is required to purchase approximately $690,000 of cyst filters over the next three (3) years. The Company's performance is guaranteed by Mr. Klas up to $100,000. Failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                             Title                        Method of Filing
-------         ----------------------------------------       ----------------

27              Financial Data Schedule                         Filed Herewith

         (b) Reports ON FORM 8-K.

No reports on Form 8-K were filed during the third quarter of 1999.


SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 25, 1999                      WTC Industries, Inc.


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