Form 10KSB
period 1999-12-31
WTC INDUSTRIES INC
filed 2000-03-28
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___

      State issuer's revenues for its most recent fiscal year:  $5,141,913

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $934,896 as of March 6, 2000

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,472,698 shares of Common Stock as of March 6, 2000

      Documents Incorporated by Reference: Yes

      Transitional Small Business Disclosure Format (check one): Yes: ___ No: X

PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

WTC Industries, Inc., (the "Company" or "WTC") is a Delaware corporation and was incorporated in April 1978 as an affiliate of a Michigan filter manufacturer. Until November 1988, the Company was located in Michigan, where its founder, L.L. Davis, managed it. During this period, the Company's principal efforts were directed at developing prototype products incorporating the PentaPure(R) technology and marketing those products to the U.S. government as well as service and relief organizations.

In November 1988, the Company moved to Minnesota and expanded its product development efforts to include commercial applications for the PentaPure(R) technology. In September 1991, with a family of water purification products developed and in the market, the Company raised nearly $4 million through an initial public offering of its common stock.

In December 1994, the Company merged with Ecomaster Corporation to form a new wholly owned subsidiary named WTC/Ecomaster Corporation. In February 1998, the subsidiary's name was changed to PentaPure Incorporated.

BUSINESS

The Company designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential, commercial, and food service. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium and giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria, viruses, and parasites.

Consumer demand is driven both by the consumers desire to improve the taste and quality of their drinking water and by heightened concerns of regulatory agencies. Recent outbreaks of cryptosporidium and giardia cyst and, in some cases, bacteria and virus contamination, have raised the health concerns of consumers in the U.S. and other major developed countries. Third world countries' drinking water quality has been found to be severely inadequate. In the food service industry, restaurants have become increasingly aware of the need for water filtration to control the quality and taste of the water used in their businesses.

The Company anticipates accelerated growth in coming years based on the following growth strategies:

NEW PRODUCT DEVELOPMENT AND TECHNOLOGY INTEGRATION FOR THE OEM MARKET. Recently, the Company has developed specialized high value-added products for three major OEM customers. The Company anticipates that it will continue to grow this market by providing products that it believes are superior in design, function and quality. The Company is in the process of designing, testing and a long-term use purification device that utilizes the PentaPure(R) technology for the U.S. market. In addition, the Company intends to continue to develop its ability to integrate other filtration and purification technologies into its products.

CONTINUED IMPROVEMENT IN OPERATING EFFICIENCIES. The Company believes it can improve efficiencies by increasing revenues and improving gross profit margins. The Company has implemented new cost controls in the areas of purchasing and inventory control. New production methods and automation have increased both output and quality while reducing labor costs.

                                    PRODUCTS

The Company's products fall into the following categories: systems and cartridges for use by original equipment manufacturers (OEMs), portable and mobile systems, point-of-use systems and point-of-entry systems. The Company's products are suitable for a broad range of applications including; home, travel, outdoor recreation, military and emergency relief, and commercial.

ORIGINAL EQUIPMENT MANUFACTURERS (OEM)

The Company has developed a family of point-of-use filtration systems that are designed for the OEM appliance market in the U.S. In 1996, the Company developed a point-of-use filtration system that utilizes a patented quick dry-change system. This new design incorporates a valve-in-head design that turns the water "on and off" when replacing the cartridge. This allows end-users to change replacement cartridges with ease, convenience and without water spills.

PORTABLE AND MOBILE SYSTEMS

The Company's portable and mobile systems are designed for the travel, outdoor recreation, military and emergency relief markets. The portable systems include a sport bottle, the PentaPure(R) bucket, and a series of hand operated pump systems for group and refugee camp use. The Company's mobile purification systems are typically used in emergency, disaster and military applications. They are generally mounted on a truck or trailer and designed to efficiently produce large amounts of purified water from almost any freshwater or municipal water source.

Although the above systems vary in size and capacity, the product configuration is virtually the same. The system configuration includes the following four stages: The first stage consists of a carbon filter to remove sediment and organic material from the water. In the second stage, the PentaPure(R) devitalizes water-borne bacteria and virus. The third stage uses solid carbon blocks to remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants. The last stage incorporates a scavenger media to remove any remaining iodine and iodide residuals and to further improve taste. The result is fresh, purified water for drinking and cooking.

POINT-OF-USE SYSTEMS

The Company continues to sell a family of "wet change" point-of-use filtration and purification systems that are designed for residential use in international markets. These systems typically attach to the water line under a sink and dispense purified water through a dedicated faucet. Some units attach to the sink faucet and sit on the counter top. Individual systems can be configured to accommodate specific water quality problems.

POINT-OF-ENTRY SYSTEMS

The Company has a small product line of point-of-entry purification systems that are typically designed for commercial and light industrial use in international markets. These systems attach to the main water line inside the building and then are capable of both filtration and purification of the water before it reaches its point-of-use. These systems can be configured to accommodate specific water quality problems and volume requirements for office, restaurant, hospital, embassy, hotel and other applications.

                             DISTRIBUTION AND SALES

U.S. MARKET

The past three years, the Company has implemented a marketing strategy that focuses on OEM customers. This strategy is intended to allow the Company to utilize the brand recognition and the sales and distribution networks of the OEM, while reducing the Company's marketing expense.

The Company's domestic sales accounted for 84% of total net sales in 1999 compared to 64% in 1998. The largest domestic OEM customer accounted for 70% of total net sales in 1999 and 53% of total net sales in 1998.

INTERNATIONAL MARKETS

Internationally, the Company has established relationships with either independent sales representatives or distributors to market the Company's products. Local sales organizations may use direct sales representatives, network marketing organizations and independent manufacturer sales representatives as well as other means customary to the specific region to distribute the Company's products.

The Company's agreements with its international distributors are usually for a period of two years. Such agreements usually assign an exclusive territory, prohibit distributors from carrying competing products, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a material adverse affect on the Company.

The Company's international sales accounted for 16% of total net sales in 1999 compared to 36% in 1998.

                                   COMPETITION

The markets in which the Company competes are highly competitive. Due to the broad spectrum of product and market applications in the water filtration industry, there are many companies that compete with one or more of the Company's products. Several of these competitors are significantly larger than the Company, but none competes directly against all of its product lines. The largest and best-known companies with whom WTC competes include Brita, Cuno, Proctor & Gamble (PUR), EcoWater, and US Filter.

Both in the U.S. and international markets, the water filtration industry is highly fragmented. Many companies manufacture and market products that filter water. However, fewer companies market products that actually provides the added benefit of devitalization or removal of viruses and bacteria. The

Company believes that the superiority of its PentaPure(R) technology serves as a distinct competitive and cost advantage over other water purification products.

At least three other U.S. companies make they're own versions of iodinated resin that compete with the Company's purification media. These companies include The Purolite Company, Umpqua Research Company, Ametek, Inc. and Recovery Engineering (Proctor & Gamble). The Company believes these resins leave much higher iodine and iodide residual levels in the treated water than PentaPure(R) and, as a result, water treated with these iodinated resins has an undesirable taste and odor. The Company offers a far broader range of products based on iodinated resin technology than any of these competitors.

                           MANUFACTURING AND SUPPLIERS

The Company performs all of its own product assembly at two facilities in Minnesota. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future.

Most of the vendors that manufacture plastic component parts for the Company's products utilize tooling owned by the Company. Management believes that components used in the Company's products can be purchased from more than one vendor in the event a current supplier is unable or unwilling to do so.

The Company utilizes the services of an independent contractor to manufacture iodinated resin that is incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of the supplier. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from this supplier. The supplier has agreed to sell the iodinated resin only to the Company and one other party. The other party does not compete with the Company in any of its product applications. The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products, and, provides office and manufacturing facilities. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is also the CEO, Chairman of the Board and largest shareholder of Tapemark. During 1999 and 1998, the Company paid Tapemark a total of $60,700 and $76,900, respectively, for these services.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. Robert Klas, Sr., personally guarantees the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At December 31, 1999 and 1998, $517,500 is accrued, of which $225,100 and $172,500, respectively, is included in current liabilities.

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

                            RESEARCH AND DEVELOPMENT

The Company's current research and development efforts is focused on OEM new product development and EPA registration for a long-term continual use purification device that utilizes the PentaPure(R) technology. During 1999 and 1998, the Company expended $283,163 and $291,838, respectively, on research and development activity.

                              GOVERNMENT REGULATION

The manufacture, marketing and advertising, and distribution in the United States of water purification devices containing active ingredients, such as iodine, are regulated by the EPA pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act. The EPA generally requires registration of the manufacturer, the active ingredients, and the applicable device and its packaging. Registration entails obtaining independent scientific data as to the efficacy and toxicity of the device and its active ingredients.

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

                                    EMPLOYEES

As of March 6, 2000, the Company had 27 full time employees. In addition, the Company utilizes the services of two consultants in the areas of research and development. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                               ITEM 2. PROPERTIES

The Company leases approximately 1,800 square feet of corporate office space and approximately 3,200 square feet of manufacturing space from Tapemark in a building that also houses Tapemark's principal executive office. The Company satisfied the rent for the first year of the lease (ended February 28, 1999) through the issuance of an option to purchase 11,200 shares of Company common stock at a price of $3.125 per share, which expires December 31, 2000. The lease as been extended through February 28, 2001 in consideration of 23,333 shares of Company common stock for each year. In October 1999, the Company expanded its manufacturing space to approximately 10,000 square feet within Tapemark with no further lease obligation. The Company is not making any cash payments to Tapemark for rent, general utilities, real estate taxes and special assessments.

On February 23, 1998, the Company entered into a new lease agreement for approximately 8,200 square feet of warehouse space at 2955 Lone Oak Circle, Eagan, Minnesota 55121. Under the term of a lease, which expires on February 28, 2001, the Company pays base rent of $2,369 per month for the first two years and $2,538 for the third year and a pro rata share of real estate taxes and operating expenses. The Company has the option to cancel the lease on February 29, 2000 for a cancellation fee of $4,000. The Company exercised its right to cancel the lease effective February 29, 2000.

On January 1, 1998, the Company entered into a twelve-month lease agreement for approximately 5,000 square feet of production space in Kennedy, Minnesota from Bowman Industries, Inc. The Company currently pays base rent of $1,000 per month and all operating expenses associated with the building. The Company renewed the lease on January 1, 2000 for six months with the option to renew every six months.

On February 1, 1997, the Company entered into a six-month lease agreement for approximately 10,000 square feet of warehouse space in Kennedy, Minnesota. The Company continues to renew the lease every six months. The Company pays base rent of $250 per month and also the operating expenses associated with the building.

On October 5, 1999, effective September 1, 1999, the Company entered into a six-month lease agreement for approximately 2,500 square feet of additional warehouse space in Kennedy, Minnesota. The Company renewed the lease for an additional six months on March 1, 2000. The Company pays base rent of $250 per month and also the operating expenses associated with the building.

                            ITEM 3. LEGAL PROCEEDINGS

                                      None

                   ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

                                      None

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock has been quoted on the Over The Counter Bulletin Board under the symbol "WTCO" since 1994.

The following table sets forth the quarterly high and low bid prices for the periods indicated, as reported on the OTC Bulletin Board. The prices listed are inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions. The Company obtained this information from the Dow Jones News/Retrieval reporting service.

--------------------------------------------------------------------------------
                     PERIOD                           LOW             HIGH
--------------------------------------------------------------------------------
1998          January 1 - March 31                 $    5/16       $ 1  1/16
--------------------------------------------------------------------------------
              April 1 - June 30                    $    9/32       $ 1  3/16
--------------------------------------------------------------------------------
              July 1 - September 30                $   13/32       $   15/16
--------------------------------------------------------------------------------
              October 1 - December 31              $    3/16       $ 1
--------------------------------------------------------------------------------
1999          January 1 - March 31                 $  1 1/16       $ 5
--------------------------------------------------------------------------------
              April 1 - June 30                    $  1 1/16       $ 9 15/16
--------------------------------------------------------------------------------
              July 1 - September 30                $  1 1/16       $ 9  1/2
--------------------------------------------------------------------------------
              October 1 -  December 31             $  1 1/4        $ 9  1/2
--------------------------------------------------------------------------------
2000          January 1 - March 6                  $  2 1/4        $ 5
--------------------------------------------------------------------------------

Approximately 850 stockholders as of March 6, 1999 held the Company's Common Stock.


CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following portions of the 1999 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material on pages 4 - 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

           ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and report of independent auditors included on pages 8 - 22 of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated herein by reference.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

On November 11, 1998, the Company dismissed its former independent accountants, Deloitte & Touche, LLP and engaged McGladrey & Pullen, LLP as the Company's independent accountants for the fiscal year ended December 31, 1998. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

Regarding the directors and executive officers of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934.

                         ITEM 10. EXECUTIVE COMPENSATION

Regarding the directors and executive officers of the Registrant, reference is made to the information set forth under the caption "Executive Compensation" in the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Regarding the directors and executive officers of the Registrant, reference is made to the information set forth under the caption "Information Regarding Security Ownership of Certain Beneficial Owners and Management" in the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Regarding the directors and executive officers of the Registrant, reference is made to the information set forth under the caption "Certain Transactions" in the Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934.

                          ITEM 13. EXHIBITS AND REPORTS
(a) Exhibits

Exhibit
No.        Title                                            Method of Filing
---        -----                                            ----------------

3.1        Certificate of Incorporation
           of Water Technologies Corporation, as amended          (A)

3.2        Bylaws of Water Technologies Corporation,
           as amended                                             (A)

3.3        Certificate of Amendment of Certificate
           of Incorporation of WTC Industries, Inc.               (G)

10.1       License Agreement dated January 1, 1990,
           between Kansas State University Research
           Foundation and Water Technologies Corporation          (A)

10.1.1     Amendment to License Agreement dated May 7, 1998       (G)

10.1.2     Amendment to License Agreement dated July 1, 1998      (G)

10.4       Amendment to Agreement dated June 21, 1991
           between Water Technologies Corporation and
           Water and Air Development Corporation                  (B)

10.38      1994 Non qualified Stock Option Plan                   (C)

10.46      Stock Purchase Agreement between WTC
           Industries, Inc. and  Robert C. Klas, Sr.
           dated March 22, 1996                                   (D)

10.48      Memorandum of Agreement between WTC
           Industries, Inc. and DentalPure Corp.
           dated March 22, 1996                                   (E)

10.49      Porous Media Requirements Contract dated               (F)
           January 6, 1997

10.50      1996 Stock Option Plan                                 (F)

10.52      1998 Lease Agreement between WTC Industries,
           Inc. and the Tapemark Company                          (G)

10.53      1999 Lease Agreement between WTC Industries,
           Inc and the Tapemark Company                           (G)

10.56      Promissory Notes issued by the Company to
           Robert C. Klas, Sr. and Tapemark Company
           dated January 1, 1999                                  (G)

10.57      Amendment to Promissory Notes                          (G)

13.1       1999 Annual Report to Shareholders                     Filed Herewith

21.1       List of WTC Industries, Inc. Subsidiary                Filed Herewith

23.10      McGladrey & Pullen, LLP Auditors Consent               Filed Herewith

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

(D) Incorporated by reference to Exhibit number 10.1 to the Company's Form 8-K filed on March 22, 1996.

(E) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1995.

(F) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1996.

(G) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1998.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                           WTC Industries, Inc.


Dated: March 20, 2000                  By: /s/  Robert C. Klas, Sr.
                                           ----------------------------
                                           Robert C. Klas, Sr.
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                      TITLE                                  DATE
/s/ Robert C. Klas, Sr.        Chairman of the Board, Director and    March 20, 2000
---------------------------               Chief Executive Officer     --------------
Robert C. Klas, Sr.

/s/ Gregory P. Jensen          Chief Financial Officer, Secretary     March 20, 2000
---------------------------               and Treasurer               --------------
Gregory P. Jensen

/s/ John A. Clymer             Director                               March 20, 2000
---------------------------                                           --------------
John A. Clymer

/s/ Biloine W. Young           Director                               March 20, 2000
---------------------------                                           --------------
Biloine W. Young

/s/ Ronald A. Mitsch           Director                               March 20, 2000
---------------------------                                           --------------
Ronald A. Mitsch

/s/ Robert C. Klas, Jr.        Director                               March 20, 2000
---------------------------                                           --------------
Robert C. Klas, Jr.