Form 10QSB
period 2000-03-31
WTC INDUSTRIES INC
filed 2000-05-12
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-------------------------------------------

FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000, or

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

 (651) 554-3140
--------------------------------------------------------------------------------
(Issuer's Telephone Number)

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

1,472,698 shares of Common Stock as of April 28, 1999

         Transitional Small Business Disclosure Format (check one):
Yes ___; No _x_

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Unaudited Balance Sheets
                  March 31, 2000 and December 31, 1999                         3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended March 31, 2000 and 1999                   4

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999                   5

         Notes to Condensed Consolidated Unaudited Financial Statements        6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        March 31,      December 31,
ASSETS                                                                    2000             1999
------                                                                ------------     ------------
CURRENT ASSETS
       Cash                                                           $     10,674     $     11,043
       Accounts receivable, net of allowance for doubtful accounts
           of $9,000                                                       606,821          533,174
       Inventories (Note 3)                                                270,277          356,096
       Prepaid expenses and other                                           22,862           43,950
                                                                      ------------     ------------
             TOTAL CURRENT ASSETS                                          910,634          944,263

PROPERTY AND EQUIPMENT                                                   1,324,624        1,025,352
       Less accumulated depreciation                                       725,494          700,012
                                                                      ------------     ------------
                                                                           599,130          325,340

OTHER ASSETS                                                                 4,556            5,191
                                                                      ------------     ------------

                                                                      $  1,514,320     $  1,274,794
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
       Current maturities of long-term debt                           $    130,790     $    139,132
       Accounts payable                                                    542,319          486,737
       Customer deposits                                                    10,499            5,438
       Accrued interest payable                                            186,825          157,552
       Accrued expenses - other                                            343,599          371,321
                                                                      ------------     ------------
             TOTAL CURRENT LIABILITIES                                   1,214,032        1,160,180

LONG-TERM LIABILITIES
Accrued minimum purchase commitments                                       292,400          292,400
Long-term debt, net of current maturities                                5,172,713        5,405,287
                                                                      ------------     ------------
                                                                         5,465,113        5,697,687
                                                                      ------------     ------------
STOCKHOLDERS' DEFICIT (Note 4)
       Common stock                                                        147,270          116,936
       Additional paid-in capital                                       12,504,896       11,800,230
       Receivable from officer on issuance of common stock                 (30,000)         (30,000)
       Accumulated deficit                                             (17,786,991)     (17,470,239)
                                                                      ------------     ------------
                                                                        (5,164,825)      (5,583,073)
                                                                      ------------     ------------

                                                                      $  1,514,320     $  1,274,794
                                                                      ============     ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended March 31,
                                               -----------------------------
                                                   2000             1999
                                               ------------     ------------

NET SALES                                      $  1,186,153     $  1,181,751

COST OF GOODS SOLD                                  848,833          826,796
                                               ------------     ------------

GROSS PROFIT                                        337,320          354,955

EXPENSES
        Selling, general and administrative         403,743          304,959
        Research and development                    188,769           47,324
                                               ------------     ------------
                                                    592,512          352,283
                                               ------------     ------------

INCOME (LOSS) FROM OPERATIONS                      (255,192)           2,672

NONOPERATING (INCOME) EXPENSE
        Interest expense                             61,560           82,329
        Other (income) expense, net                      --            4,270
        Gain on disposal of fixed assets                 --           (1,091)
                                               ------------     ------------
                                                     61,560           85,508
                                               ------------     ------------

NET LOSS                                       $   (316,752)    $    (82,836)
                                               ============     ============

PER COMMON SHARE DATA - BASIC & DILUTED

NET LOSS                                       $      (0.25)    $      (0.07)
                                               ============     ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                             1,287,000        1,146,000
                                               ============     ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three months ended March 31,
                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------
OPERATING ACTIVITIES
       Net loss                                                         $   (316,752)    $    (82,836)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
          Depreciation and amortization                                       25,482           28,100
          (Gain) on disposal of fixed assets                                      --           (1,091)
          Accretion of long-term debt discount                                 5,493               --
          Changes in operating assets and liabilities:
            Accounts receivable                                              (73,647)        (251,852)
            Inventories                                                       85,819           36,838
            Current and other assets                                          56,723          (21,259)
            Accounts payable                                                  55,582          (75,687)
            Accrued expenses                                                   6,612           59,762
                                                                        ------------     ------------
                 Net cash used in operating activities                      (154,688)        (308,025)
                                                                        ------------     ------------

INVESTING ACTIVITIES
       Proceeds from sales of equipment                                           --            1,127
       Purchases of property and equipment                                  (299,272)         (66,751)
                                                                        ------------     ------------
                 Net cash provided by (used in) investing activities        (299,272)         (65,624)
                                                                        ------------     ------------

FINANCING ACTIVITIES
       Proceeds of loans from chairman                                            --          350,000
       Proceeds from bank                                                    250,000               --
       Proceeds from issuance of common stock                                250,000               --
       Payments on long-term obligations                                     (46,409)          (1,612)
                                                                        ------------     ------------
                 Net cash provided by financing activities                   453,591          348,388
                                                                        ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (369)         (25,261)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                    11,043           25,261
                                                                        ------------     ------------

       End of period                                                    $     10,674     $          0
                                                                        ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                         $     26,794     $     51,102
                                                                        ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES -
       Common stock issued on conversion of debt                        $    450,000
       Bank financing converted to promissory note to chairman          $    750,000
       Common stock issued for payment of rent                          $     35,000

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

BUSINESS - WTC Industries, Inc., (the "Company") designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential, commercial, and food service. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium, giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria, viruses, and parasites with the use of the Company's patented PentaPure(R) iodinated resin technology.

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

The Company anticipates accelerated growth in coming years based on the following growth strategies:

NEW PRODUCT DEVELOPMENT AND TECHNOLOGY INTEGRATION FOR THE OEM MARKET. Recently, the Company has developed specialized high value-added products for three major OEM customers. The Company anticipates that it will continue to grow this market by providing products that it believes are superior in design, function and quality. The Company is in the process of designing and testing a long-term use purification device that utilizes the PentaPure(R) technology for the U.S. market. In addition, the Company intends to continue to develop its ability to integrate other filtration and purification technologies into its products.

CONTINUED IMPROVEMENT IN OPERATING EFFICIENCIES. The Company believes it can improve gross profit margins by increasing revenues and improving production capabilities and efficiencies. The Company has implemented new cost controls in the areas of purchasing and inventory control. In addition, new production methods and automation have increased both output and quality while reducing labor costs.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 2000, the Company incurred a net loss of $316,752, and cash used in operating activities was $154,688. In addition, as of March 31, 2000, the Company has a deficiency in working capital of $303,398 and an accumulated deficit of $17,786,991.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements during the first quarter of 2000 were met principally through borrowings from a bank for $250,000 and the issuance of Company common stock to the chairman of the board for $250,000. Management believes that the Company's existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM refrigerator water filtration market, (b) continuing research and development efforts for new disinfection technology markets, and (c) continued improvement in the Company's production processes and quality controls to increase gross profit margins. There is no assurance whatsoever that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB.

3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:      March 31, 2000      December 31, 1999
-------------------------------------      --------------      -----------------

Raw Materials                               $     225,582         $   233,291
Work-in-process                                     2,829               5,849
Finished Goods                                     44,866             116,956
                                            -------------         -----------
                                            $     270,277         $   356,096
                                            =============         ===========

The total inventory reserve as of March 31, 2000 and December 31, 1999 is $734,000 and $739,000, respectively.

4.       COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 2000 and December 31, 1999, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,472,698 and 1,169,364, respectively, shares issued and outstanding.

PREFERRED STOCK - At March 31, 2000 and December 31, 1999, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.

5.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. The Chairman personally guarantees the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At March 31, 2000 and December 31, 1999, $517,500 is accrued, of which $225,100 is included in current liabilities.

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement with KSURF, as amended July 1, 1998. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $25,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is also obligated to pay KSURF 40% of any royalties or payments received for sublicensing the patent rights contained in the license agreement. Royalty expenses were $6,250 for the three month periods ended March 31, 2000 and 1999.

ARRANGEMENTS WITH SUPPLIERS - The Company utilizes the services of an independent contractor to manufacture iodinated resin that is incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of the supplier. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from this supplier. The supplier has agreed to sell the iodinated resin only to the Company and one other party. The other party does not compete with the Company in any of its product applications.

6.       RELATED-PARTY TRANSACTIONS

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides labels for the Company's products. Mr. Klas, the Company's CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. During the three month period ended March 31, 2000 and 1999, the Company paid Tapemark a total of $13,000 and $28,000, respectively, for these services.

The Company also leases manufacturing and office space from Tapemark under a two-year noncancelable lease expiring February 28, 2001. The Company will make no payments to Tapemark for general utilities, pro rata taxes and special assessments. In lieu of cash payments for rent, the Company issued a total of 46,667 shares of common stock at its fair market value for the term of the lease.

7.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

The Company has borrowed certain sums from Mr. Klas and Tapemark for working capital purposes. During 1999, Mr. Klas advanced the Company $400,000 in demand promissory notes and also purchased a $50,000 promissory note owed by the Company to another private noteholder. On February 29, 2000, the Company and Mr. Klas agreed to convert this debt totaling $450,000 to 180,000 shares of the Company's common stock. In conjunction with the debt conversion, Mr. Klas purchased 100,000 shares of the Company's common stock for $250,000.

On March 20, 2000, Mr. Klas assumed the Company's indebtedness of $750,000 to its bank and the Company issued Mr. Klas a convertible promissory note in the amount of the indebtedness. The new promissory note matures in one year and provides a right to convert the indebtedness to shares of Company common stock, at the discretion of the holder of the Note, at a conversion price of $3.00 per share. In addition, Mr. Klas agreed to co-sign a new credit agreement with the bank under which the bank extends the Company a new term loan of $750,000 and a new revolving credit facility of $700,000. Also, Mr. Klas agreed to sign a subordination agreement for all of his outstanding debt. In consideration thereof, the Company issued to Mr. Klas a new stock warrant to purchase 80,000 shares of the Company's common stock for an exercise price of $3.125 per share on or before March 1, 2004.

The Company extended the expiration date to May 22, 2006 of an existing warrant held by Mr. Klas (issued in 1996) to purchase 240,000 shares of Company common stock at an exercise price of $20.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

OVERVIEW

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the three month period ended March 31, 2000, the Company incurred a net loss of $316,752, and cash used in operating activities was $154,688. In addition, as of March 31, 2000, the Company has a deficiency in working capital of $303,398 and an accumulated deficit of $17,786,991.

These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's working capital requirements during the first quarter of 2000 were met principally through borrowings from a bank for $250,000 and the issuance of Company common stock to the chairman of the board for $250,000. Management believes that the Company's existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM refrigerator water filtration market, (b) continuing research and development efforts for new disinfection technology markets, and (c) continued improvement in the Company's production processes and quality controls to increase gross profit margins. There is no assurance whatsoever that these plans will be successful.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES. The Company had net sales of $1,186,153 in the first quarter of 2000 compared to 1999's first quarter sales of $1,181,751. The Company is anticipating that domestic sales will increase during the year due to higher sales to the OEM appliance market. The Company's largest customer had net sales of $795,000 or 67% of total net sales in 2000 compared to $789,000 or 67% of total net sales for the same period in 1999.

International sales continue to remain flat because of the continuing poor economic conditions in Eastern Europe and the impact of a strong U.S dollar in Asia. However, the Company anticipates that international sales will gradually improve during the year. International sales represented approximately 20% of total net sales in 2000 as compared to 16% in 1999.

GROSS PROFIT. The Company's gross profit decreased slightly to $337,320 or 28.4% of total net sales in the first quarter of 2000, compared to $354,955 or 30.0% of net sales in 1999. The decrease in gross profit is primarily due to higher production overhead costs incurred for purposes of expanding existing manufacturing capabilities.

OPERATING EXPENSES. Selling, general, and administrative expenses were $403,743, an increase of $98,784 or 32.4% compared to 1999 expenses of $304,959. The increase is primarily due to higher professional fees, sales expenses such as advertising and brochures, and building related expenses. Research and development costs were significantly higher in 2000 than in 1999 because of new product development for both the OEM and disinfection markets. The Company anticipates that research and development spending will remain at current levels for the remainder of 2000 as the Company pursues EPA registration for a long-term point-of-use water purification system for the U.S. market.

NONOPERATING ACTIVITY. Interest expense decreased to $61,560 in the first quarter of 2000 from $82,329 in the first quarter 1999. The decrease is attributed to the debt restructuring efforts in April 1999 that resulted in lower effective interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements during the first quarter of 2000 were met principally through borrowings from a bank for $250,000 and the issuance of Company common stock to the chairman of the board for $250,000. As of March 31, 2000, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $303,398 compared with a working capital deficit of $215,917 as of December

31, 1999. Management believes that the Company's existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for the foreseeable future.

For the three month period ended March 31, 2000, cash decreased $369, primarily due to cash used in operating activities of $154,688 and cash used in investing activities of $299,272, which was essentially offset by cash provided by financing activities of $453,591. Significant cash uses by operations included the net loss of $316,752 along with an increase in accounts receivable of $73,647, partially offset by an increase in accounts payable of $55,582 and accrued expenses of $6,612 and a decrease in inventory of $85,819. Net cash used by investing activities consisted of purchases of property and equipment of $299,272. Net cash provided by financing activities was from proceeds from bank financing and the issuance of common stock for a total of $500,000, offset by payments on long-term debt of $46,409.

For the three month period ended March, 1999, cash decreased $25,261, primarily due to cash used in operations of $308,025 and cash used in investing activities of $65,624, which was essentially offset by cash provided by financing activities of $348,388. Significant cash uses by operations included the net loss of $82,836 and increases in accounts receivable of $251,852 and current and other assets of $21,259 and a decrease in accounts payable of $75,687, partially offset by an increase in accrued expenses of $59,762 and an decrease in inventory of $36,838. Net cash used by investing activities consisted of purchases of property and equipment of $66,751, offset from proceeds from sales of equipment of $1,127. Net cash provided by financing activities was from advances from the chairman of the board for $350,000, offset by payments on long-term debt of $1,612.

The Company has borrowed certain sums from Mr. Klas and Tapemark for working capital purposes. During 1999, Mr. Klas advanced the Company $400,000 in demand promissory notes and also purchased a $50,000 promissory note owed by the Company to another private noteholder. On February 29, 2000, the Company and Mr. Klas agreed to convert this debt totaling $450,000 to 180,000 shares of the Company's common stock. In conjunction with the debt conversion, Mr. Klas purchased 100,000 shares of the Company's common stock for $250,000.

On March 20, 2000, Mr. Klas assumed the Company's indebtedness of $750,000 to its bank and the Company issued Mr. Klas a convertible promissory note in the amount of the indebtedness. The new promissory note matures in one year, interest accrues at the 30 day London Interbank Offered Rates (LIBOR) rate plus 2%, and provides a right to convert the indebtedness to shares of Company common stock, at the discretion of the holder of the Note, at a conversion price of $3.00 per share. In addition, Mr. Klas agreed to co-sign a new credit agreement with the bank under which the bank extends the Company a new term loan of $750,000 and a new revolving credit facility of $700,000. Also, Mr. Klas agreed to sign a subordination agreement for all of his outstanding debt. In consideration thereof, the Company issued to Mr. Klas a new stock warrant to purchase 80,000 shares of the

Company's common stock for an exercise price of $3.125 per share on or before March 1, 2004.

On March 20, 2000, the Company entered into a new loan agreement with a bank for a term loan of $750,000 and a $700,000 revolving credit facility, both of which are co-signed by the chairman. The term loan matures on May 31, 2002, accrues interest at a floating 30-day LIBOR plus 2.5%, and is secured by all the Company's business assets. The revolving loan has a term for one year, accrues interest at a floating 30-day LIBOR plus 2.0%, and is secured by all the Company's business assets. In addition, the Company issued the bank a new stock warrant to purchase 15,000 shares of the Company's common stock for an exercise price of $5.00 per share on or before March 29, 2004.

The Company extended the expiration date to May 22, 2006 of an existing warrant held by Mr. Klas (issued in 1996) to purchase 240,000 shares of Company common stock at an exercise price of $20.00 per share.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. Through December 31, 1999, the Company has paid a total of $199,000 of its total estimated contract obligation of $862,500. During 2000, the Company anticipates it will pay approximately $225,100, which represents the remaining obligation for 1999 and the obligation for 2000. Failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

The Company estimates that, for the remainder of 2000, it will have working capital needs of approximately $750,000 to fund its operations and approximately $750,000 to fund capital expenditures needs for equipment and tooling.

FOREIGN CURRENCY EFFECTS

Beginning in the third quarter 1997, foreign currency exchange rate fluctuations and deteriorating economic conditions had a material impact on the demand for the Company's products in Asian markets. In addition, beginning in the third quarter of 1998, foreign currency exchange rate fluctuations and deteriorating economic conditions in Eastern Europe had a material impact on sales to the Company's largest distributor. The Company anticipates these trends to continue into 2000.

EFFECTS OF INFLATION

The Company believes that during 1999 and 2000 inflation has not had a material impact on the Company's business.

NOTIFICATION REGARDING FORWARD LOOKING INFORMATION

Except for historical information contained herein, certain statements are forward looking statements that involve risks and uncertainties, including, but not limited to, the results of financing efforts and sufficiency of working capital requirements, product demand and market acceptance risks, customer mix, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, supply constraints or difficulties, and actual purchases under agreements. The actual results that the Company achieves may differ materially from these forward looking statements due to such risks and uncertainties. Readers are urged to carefully review and consider the various disclosures made by the Company's other filings with the Securities and Exchange Commission that advise interested parties of the risks and uncertainties that may effect the Company's financial condition and results of operations.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:
        (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                          Title                            Method of Filing
-------           -----------------------------------------     ----------------
27                Financial Data Schedule                        Filed Herewith

        (b) REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the first quarter of 2000.

SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2000                     WTC Industries, Inc.

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