Form 10QSB
period 2000-06-30
WTC INDUSTRIES INC
filed 2000-08-14
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000, or

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

1,480,198 shares of Common Stock as of August 4, 2000

         Transitional Small Business Disclosure Format (check one):
Yes _____; No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION                                               ----

Item 1. Financial Statements:

      Condensed Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999                               3

      Condensed Consolidated Statements of Operations
            Three Months Ended June 30, 2000 and 1999                         4

      Condensed Consolidated Statements of Operations
            Six Months Ended June 30, 2000 and 1999                           5

      Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999                           6

      Notes to Condensed Consolidated Financial Statements                    7

Item 2. Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                      10


PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                14

Item 6. Exhibits and Reports on Form 8-K                                     15

                         PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS


                     WTC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    June 30,       December 31,
ASSETS                                                                2000             1999
------                                                            ------------     ------------
                                                                  (Unaudited)
CURRENT ASSETS
   Cash                                                           $      1,189     $     11,043
   Accounts receivable, net of allowance for doubtful accounts
     of $9,000                                                       1,457,135          533,174
   Inventories (Note 3)                                                556,850          356,096
   Prepaid expenses and other                                           52,727           43,950
                                                                  ------------     ------------
      TOTAL CURRENT ASSETS                                           2,067,901          944,263

PROPERTY AND EQUIPMENT                                               1,808,649        1,025,352
   Less accumulated depreciation                                       763,372          700,012
                                                                  ------------     ------------
                                                                     1,045,277          325,340

OTHER ASSETS                                                             1,400            5,191
                                                                  ------------     ------------

                                                                  $  3,114,578     $  1,274,794
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                           $  1,332,574     $    139,132
   Accounts payable                                                  1,215,357          486,737
   Customer deposits                                                    53,254            5,438
   Accrued interest payable                                            226,199          157,552
   Accrued expenses - other                                            388,520          371,321
                                                                  ------------     ------------
      TOTAL CURRENT LIABILITIES                                      3,215,904        1,160,180

LONG-TERM LIABILITIES
Accrued minimum purchase commitments                                   292,400          292,400
Long-term debt, net of current maturities                            4,916,233        5,405,287
                                                                  ------------     ------------
                                                                     5,208,633        5,697,687
                                                                  ------------     ------------
STOCKHOLDERS' DEFICIT (Note 4)
   Common stock                                                        148,020          116,936
   Additional paid-in capital                                       12,554,414       11,800,230
   Receivable from officer on issuance
     of common stock                                                   (30,000)         (30,000)
   Accumulated deficit                                             (17,982,393)     (17,470,239)
                                                                  ------------     ------------
                                                                    (5,309,959)      (5,583,073)
                                                                  ------------     ------------

                                                                  $  3,114,578     $  1,274,794
                                                                  ============     ============


See notes to consolidated condensed unaudited financial statements.

                     WTC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three months ended June 30,
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
NET SALES                                               $  1,958,131     $  1,483,744

COST OF GOODS SOLD                                         1,451,589          976,434
                                                        ------------     ------------

GROSS PROFIT                                                 506,542          507,310

OPERATING EXPENSES
   Selling, general and administrative                       389,982          296,418
   Research and development                                  228,958           42,790
                                                        ------------     ------------
                                                             618,940          339,208
                                                        ------------     ------------

INCOME (LOSS) FROM OPERATIONS                               (112,398)         168,102

NONOPERATING INCOME (EXPENSE)
   Interest expense                                          (83,004)         (82,177)
   Other income (expense), net                                    --           (2,839)
                                                        ------------     ------------
                                                             (83,004)         (85,016)
                                                        ------------     ------------

NET INCOME (LOSS)                                       $   (195,402)    $     83,086
                                                        ============     ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC & DILUTED             $      (0.13)    $       0.07
                                                        ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     BASIC                                                 1,472,863        1,169,364
                                                        ============     ============
     DILUTED                                                     N/A        1,169,539
                                                        ============     ============


See notes to consolidated condensed unaudited financial statements.

                     WTC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Six months ended June 30,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
NET SALES                                              $  3,144,284     $  2,665,495

COST OF GOODS SOLD                                        2,300,422        1,803,230
                                                       ------------     ------------

GROSS PROFIT                                                843,862          862,265

OPERATING EXPENSES
   Selling, general and administrative                      793,725          601,377
   Research and development                                 417,727           90,114
                                                       ------------     ------------
                                                          1,211,452          691,491
                                                       ------------     ------------

INCOME (LOSS) FROM OPERATIONS                              (367,590)         170,774

NONOPERATING INCOME (EXPENSE)
   Interest expense                                        (144,564)        (164,506)
   Other income (expense), net                                   --           (7,107)
   Gain (loss) on disposal of fixed assets                       --            1,090
                                                       ------------     ------------
                                                           (144,564)        (170,523)
                                                       ------------     ------------

NET INCOME (LOSS)                                      $   (512,154)    $        251
                                                       ============     ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE
   BASIC & DILUTED                                     $      (0.37)    $       0.00
                                                       ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     BASIC                                                1,372,781        1,161,758
                                                       ============     ============
     DILUTED                                                    N/A        1,161,846
                                                       ============     ============


See notes to consolidated condensed unaudited financial statements.

                     WTC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six months ended June 30,
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
OPERATING ACTIVITIES
   Net income (loss)                                         $   (512,154)    $        251
   Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                                63,360           55,061
      (Gain) Loss on disposal of fixed assets                          --           (1,091)
      Accretion of long-term debt discount                         19,678            9,086
      Changes in operating assets and liabilities:
         Accounts receivable                                     (923,961)        (250,812)
         Inventories                                             (200,754)         151,754
         Current and other assets                                  30,014             (205)
         Accounts payable                                         728,620         (158,184)
         Accrued expenses                                         133,662           89,875
                                                             ------------     ------------
            Net cash used in operating activities                (661,535)        (104,265)
                                                             ------------     ------------

INVESTING ACTIVITIES
   Proceeds from sales of equipment                                    --            1,091
   Purchases of property and equipment                           (783,297)         (83,162)
                                                             ------------     ------------
            Net cash used in investing activities                (783,297)         (82,071)
                                                             ------------     ------------

FINANCING ACTIVITIES
   Proceeds of loans from chairman                                     --          350,000
   Proceeds from bank                                           1,250,000               --
   Proceeds from issuance of common stock                         257,500               --
   Payments on long-term obligations                              (72,522)         (21,807)
                                                             ------------     ------------
           Net cash provided by financing activities            1,434,978          328,193
                                                             ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          (9,854)         141,857

CASH AND CASH EQUIVALENTS:
   Beginning of period                                             11,043           25,261
                                                             ------------     ------------

   End of period                                             $      1,189     $    167,118
                                                             ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                   $     75,918     $    112,897
                                                             ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES -
  Common stock issued on conversion of debt                  $    450,000               --
  Bank financing converted to promissory note to chairman    $    750,000               --
  Common stock issued for payment of rent                    $     35,000     $     17,500
  Warrants issued with debt restructure                      $     42,768     $     74,000


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

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 2000, the Company incurred a net loss of $512,154, and cash used in operating activities was $661,535. In addition, as of June 30, 2000, the Company has a deficiency in working capital of $1,148,003 and an accumulated deficit of $17,982,393. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company's working capital requirements during the first six months of 2000 were met principally through borrowings from a bank for $1,250,000 and the issuance of Company common stock totaling $257,500. Management believes that the Company's existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for a reasonable period of time.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM refrigerator water filtration market, (b) continuing research, development and commercialization of its disinfection technology, and (c) continued improvement in the Company's production processes and quality controls to increase gross profit margins. However, there can be no assurance that these plans will be successful.

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

3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:    June 30, 2000    December 31, 1999
-------------------------------------    -------------    -----------------

Raw Materials                               $  445,057          $  233,291
Work-in-process                                  8,432               5,849
Finished Goods                                 103,631             116,956
                                            ----------          ----------
                                            $  556,850          $  356,096
                                            ==========          ==========

The total inventory reserve as of June 30, 2000 and December 31, 1999 is $730,000 and $739,000, respectively.

4.       COMMON AND PREFERRED STOCK

COMMON STOCK - At June 30, 2000 and December 31, 1999, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,480,198 and 1,169,364, respectively, shares issued and outstanding.

PREFERRED STOCK - At June 30, 2000 and December 31, 1999, there were 2,000,000 shares of the Company's 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.

5.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. The Chairman personally guarantees the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At June 30, 2000 and December 31, 1999, $517,500 is accrued, of which $225,100 is included in current liabilities.

LICENSE AGREEMENT - The Company manufactures and markets certain of its products pursuant to a license agreement with KSURF, as amended July 1, 1998. The Company pays a royalty on annual sales of certain products equal to 3% of the first $1,000,000 of net sales and 2% of the excess, due quarterly, subject to a minimum annual royalty of $25,000 per year. The license agreement will expire on or before the final expiration date of the last patent or patent application contained in the patent rights. The Company is presently obligated to pay KSURF 40% of any royalties or payments received for sublicensing certain patent rights contained in the license agreement. Royalty expenses were $6,250 and $12,500 for the three and six month periods ended June 30, 2000 and 1999.

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

6.       RELATED-PARTY TRANSACTIONS

Tapemark Company ("Tapemark"), of West St. Paul, Minnesota, provides labels for the Company's products. Mr. Klas, the Company's CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. During the three and six month periods ended June 30, 2000, the Company paid Tapemark a total of $19,000 and $32,000, respectively, compared to $30,000 and $58,000, respectively, in 1999.

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

7.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

On March 29, 2000, the Company and Mr. Klas co-signed a new credit agreement with the bank under which the bank extends the Company a new term loan of $750,000 and a new revolving credit facility of $700,000. On June 28, 2000, the bank agreed to increase the revolving credit facility from $700,000 to $1,400,000. There were no additional transaction expenses or fees related to the loan amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the six month period ended June 30, 2000, the Company incurred a net loss of $512,154, and cash used in operating activities was $661,535. In addition, as of June 30, 2000, the Company has a deficiency in working capital of $1,148,003 and an accumulated deficit of $17,982,393. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company's working capital requirements during the first six months of 2000 were met principally through borrowings from a bank for $1,250,000 and the issuance of Company common stock totaling $257,500. The Company estimates that, for the remainder of 2000, it will have working capital needs of approximately $1,000,000 to fund capital expenditures. Management believes that the Company's existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for a reasonable period of time.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM refrigerator water filtration market, (b) continuing research, development and commercialization of its disinfection technology, and (c) continued improvement in the Company's production processes and quality controls to increase gross profit margins. However, there can be no assurance that these plans will be successful.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

NET SALES. For the three month period ended June 30, 2000, the Company had record net sales of $1,958,131, an increase of 32.0% from 1999 sales of $1,483,744. For the six month period ended June 30, 2000, the Company had net sales of $3,144,284, an increase of 18.0% from 1999 sales of $2,665,495.
International sales represented approximately 13% of total year-to-date net sales for both 2000 and 1999.

The increase in total net sales is attributed to increased sales to the appliance filter market. The Company's largest customer, for the first six months, had total net sales of $2,065,000 or 66% of total net sales in 2000 compared to $1,845,000 or 69% of total net sales for the same period in 1999. In addition during the second quarter, the Company began shipments to a new OEM appliance customer. The Company anticipates that sales in the last half of 2000 will increase because of this new relationship.

GROSS PROFIT. For the three and six month periods ended June 30, 2000, the Company recognized a gross profit of $506,542 and $843,862, respectively, representing 25.9% and 26.8% of net sales, respectively. During the same periods in 1999, the Company recognized a gross profit of $507,310 and $862,265, respectively, representing 34.2% and 32.3% of net sales, respectively. The decrease in gross profit for both the second quarter and year to date is primarily attributed to start up costs associated with a new OEM customer and higher production overhead costs incurred for purposes of expanding existing manufacturing capabilities for the appliance filter market.

OPERATING EXPENSES. Selling, general, and administrative expenses for the three and six month periods ended June 30, 2000, were $389,982 and $793,725, respectively, representing 19.9% and 25.2% of net sales, respectively. Selling, general and administrative expenses were $296,418 and $601,377, representing 20.0% and 22.6% of net sales, respectively, for the same periods in 1999. The increase in the dollar amount of spending in 2000 is primarily due to increases in employee and related benefit expenses, selling related expenses, and professional fees.

Research and development costs were significantly higher in 2000 than in 1999 because of new product development for both the OEM and disinfection markets. The Company anticipates that research and development spending will remain at current levels for the remainder of 2000 as the Company pursues EPA registration for a long-term point-of-use water purification system for the U.S. market.

NONOPERATING EXPENSES. Interest expense was $83,004 and $144,564, respectively, for the three and six month period ending June 30, 2000. During the same periods in 1999, interest expense was $82,177 and $164,506, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements during the first six months of 2000 were met principally through bank loans totaling $1,250,000 and the issuance of Company common stock for $257,500. As of June 30, 2000, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,148,003 compared with a working capital deficit of $215,917 as of December 31, 1999. The substantial increase in the working capital deficit is principally due to (1) the reclassification of the Company's outstanding promissory note to the chairman of the board in the principal amount of $750,000, which matures on April 1, 2001, from a long-term liability to a short-term liability and, (2) bank loans totaling $500,000 which mature on April 1, 2001. Management believes that the Company's existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for a reasonable period of time.

For the six month period ended June 30, 2000, cash decreased $9,854, primarily due to cash used in operating activities of $661,535 and cash used in investing activities of $783,297, which was essentially offset by cash provided by financing activities of $1,434,978. Significant cash uses by operating activities included increases in accounts receivable of $923,961 and inventory of $200,754, partially offset by increases in accounts payable of $728,620 and accrued expenses of $133,662. Net cash used by investing activities consisted primarily of purchases of property and equipment of $783,297. Net cash provided by financing activities included bank loans totaling $1,250,000 and the issuance of Company common stock of $257,500, partially offset by payments on long-term debt of $72,522.

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

At June 30, 2000, the Company has a $750,000 convertible promissory note to the chairman of the board which matures on April 1, 2001. Interest accrues at the 30 day London Interbank Offered Rates (LIBOR rate) plus 2%, payable monthly, and provides a right to convert the promissory note to shares of Company common stock at a conversion price of $3.00 per share.

At June 30, 2000, the Company has $2,498,807 and $516,410 in principal of promissory notes that were issued to Mr. Klas and Tapemark, respectively, for working capital purposes in prior years. These notes mature on May 31, 2002. Interest accrues at an effective interest rate of 4% and is payable on June 30 and December 31.

At June 30, 2000, the Company has loan agreements with a bank consisting of a term loan of $750,000 and a revolving credit facility of $1,400,000, (increased from $700,000 to $1,400,000 on June 28, 2000), both of which are co-signed by the chairman. The term loan matures on May 31, 2002, accrues interest at a floating 30-day LIBOR rate plus 2.5%, and is secured by all the Company's business assets. The revolving loan matures on April 1, 2001 and accrues interest at a floating 30-day LIBOR rate plus 2.0%, and is secured by all the Company's business assets. Interest is payable monthly on both loans.

At June 30, 2000, the Company has $1,310,364 in principal of promissory notes that were issued in a private placement in 1994 that by their amended terms mature on May 31, 2002. Principal and interest are paid in quarterly installments.

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

On March 29, 2000, Mr. Klas assumed the Company's indebtedness of $750,000 to its bank and the Company issued Mr. Klas a convertible promissory note in the amount of the indebtedness. The new promissory note matures in one year and provides a right to convert the indebtedness to shares of Company common stock, at the discretion of the holder of the Note, at a conversion price of $3.00 per share. In addition, Mr. Klas agreed to co-sign a new credit agreement with the bank under which the bank extends the Company a new term loan of $750,000 and a new revolving credit facility of $700,000. Also, Mr. Klas agreed to sign a subordination agreement for all of his outstanding debt. In consideration thereof, the Company issued to Mr. Klas a new stock warrant to purchase 80,000 shares of the Company's common stock for an exercise price of $3.125 per share on or before March 1, 2004.

In conjunction with the above transaction, the Company issued the bank a new stock warrant to purchase 15,000 shares of the Company's common stock for an exercise price of $5.00 per share on or before March 29, 2004.

On April 1, 2000, the Company issued 23,334 shares of Common Stock for payment of its 2000 rent obligation to the Tapemark Company. The Company leases approximately 10,000 square feet of manufacturing and office space.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

         (a) EXHIBITS. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit
  No.                     Title                                Method of Filing
-------       -----------------------------------------        ----------------

   27         Financial Data Schedule                           Filed Herewith

         (b) Reports ON FORM 8-K.

No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 4, 2000                        WTC Industries, Inc.


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