Form 10QSB
period 2000-09-30
WTC INDUSTRIES INC
filed 2000-11-13
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000, or

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

(Address of Principal Executive Offices) (Zip Code)

(651) 554-3140

(Issuer’s Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes __X__
No _____.

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,480,198 shares of Common Stock as of November 7, 2000

        Transitional Small Business Disclosure Format (check one):

   Yes            No     X

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets September 30, 2000 and December 31, 1999	3

	Condensed Consolidated Statements of Operations Three Months Ended September 30, 2000 and 1999	4

	Condensed Consolidated Statements of Operations Nine Months Ended September 30, 2000 and 1999	5

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2000 and 1999	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	September 30, 2000	December 31, 1999
	(Unaudited)
CURRENT ASSETS
Cash	$1,307	$11,043
Accounts receivable, net of allowance for
doubtful accounts of $9,000	781,711	533,174
Inventories (Note 3)	931,939	356,096
Prepaid expenses and other	57,142	43,950

TOTAL CURRENT ASSETS	1,772,099	944,263

PROPERTY AND EQUIPMENT	2,189,825	1,025,352
Less accumulated depreciation	816,625	700,012

	1,373,200	325,340

OTHER ASSETS	1,400	5,191

	$3,146,699	$1,274,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt	$1,536,457	$139,132
Accounts payable	873,137	486,737
Customer deposits	8,912	5,438
Accrued interest payable	254,678	157,552
Accrued expenses – other	482,834	371,321

TOTAL CURRENT LIABILITIES	3,156,018	1,160,180

LONG-TERM LIABILITIES
Accrued minimum purchase commitments	292,400	292,400
Long-term debt, net of current maturities	5,212,729	5,405,287

	5,505,129	5,697,687

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock	148,020	116,936
Additional paid-in capital	12,565,414	11,800,230
Receivable from officer on issuance of common stock	(15,000)	(30,000)
Accumulated deficit	(18,212,882)	(17,470,239)

	(5,514,448)	(5,583,073)

	$3,146,699	$1,274,794

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2000	1999
NET SALES	$2,285,515	$1,013,194

COST OF GOODS SOLD	1,649,239	727,679

GROSS PROFIT	636,276	285,515

OPERATING EXPENSES
Selling, general and administrative	447,133	296,066
Research and development	319,006	88,064

	766,139	384,130

LOSS FROM OPERATIONS	(129,863)	(98,615)

NONOPERATING INCOME (EXPENSE)
Interest expense	(100,626)	(69,999)

	(100,626)	(69,999)

NET LOSS	$(230,489)	$(168,614)

PER COMMON SHARE DATA – BASIC & DILUTED

LOSS PER SHARE – BASIC & DILUTED	$(0.16)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,480,198	1,169,364

DILUTED	N/A	N/A

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2000	1999
NET SALES	$5,429,799	$3,678,689

COST OF GOODS SOLD	3,949,661	2,530,909

GROSS PROFIT	1,480,138	1,147,780

OPERATING EXPENSES
Selling, general and administrative	1,240,859	897,445
Research and development	736,732	178,177

	1,977,591	1,075,622

INCOME (LOSS) FROM OPERATIONS	(497,453)	72,158

NONOPERATING INCOME (EXPENSE)
Interest expense	(245,190)	(234,505)
Other income (expense), net	–	(7,108)
Gain (loss) on disposal of fixed assets	–	1,091

	(245,190)	(240,522)

NET LOSS	$(742,643)	$(168,364)

PER COMMON SHARE DATA – BASIC & DILUTED
LOSS PER SHARE
BASIC & DILUTED	$(0.53)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,408,847	1,164,321

DILUTED	N/A	N/A

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(742,643)	$(168,364)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	116,613	79,853
(Gain) Loss on disposal of fixed assets	–	(1,091)
Accretion of long-term debt discount	32,731	6,772
Changes in operating assets and liabilities:
Accounts receivable	(248,537)	(317,017)
Inventories	(575,843)	216,332
Current and other assets	36,599	2,168
Accounts payable	386,400	(152,624)
Accrued expenses	212,113	82,966

Net cash used in operating activities	(782,567)	(251,005)

INVESTING ACTIVITIES
Proceeds from sales of equipment	–	1,091
Payments (advances) on officer note receivable	15,000	(15,000)
Purchases of property and equipment	(1,164,473)	(122,160)

Net cash used in investing activities	(1,149,473)	(136,069)

FINANCING ACTIVITIES
Proceeds of loans from chairman	–	400,000
Proceeds from bank loans	1,775,000	–
Proceeds from issuance of common stock	257,500	–
Payments on long-term obligations	(110,196)	(32,595)

Net cash provided by financing activities	1,922,304	367,405

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,736)	(19,669)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,043	25,261

End of period	$1,307	$5,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION –
Cash paid during the period for interest	$161,609	$152,186

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES –

Common stock issued on conversion of debt	$450,000	–
Bank financing converted to promissory note to chairman	$750,000	–
Common stock issued for payment of rent	$35,000	$17,500
Stock options issued for outside services	$11,000	–
Warrants issued with debt restructure	$42,768	$74,000

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1.	Description of Business and Management’s Plans Regarding Operating Losses and Liquidity

Business — WTC Industries, Inc., (the “Company”) designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential, commercial, and food service. The Company’s filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium, giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria, viruses, and parasites with the use of the Company’s proprietary PentaPure® iodinated resin technology.

Consumer demand is driven both by the consumers desire to improve the taste and quality of their drinking water and by heightened concerns of regulatory agencies. Outbreaks of cryptosporidium and giardia cyst and, in some cases, bacteria and virus contamination, have raised the health concerns of consumers in the U.S. and other major developed countries. Third world countries’ drinking water quality has been found to be severely inadequate.

The Company anticipates accelerated growth in coming years based on the following growth strategies:

New product development and technology integration for the OEM market. Recently, the Company has developed specialized high value-added products for three major OEM customers. The Company anticipates that it will continue to grow this market by providing products that it believes are superior in design, function and quality. The Company is in the process of designing and testing long-term use purification devices that utilizes the PentaPure® technology. In addition, the Company intends to continue to develop its ability to integrate other filtration and purification technologies into its products.

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

Going Concern — The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 2000, the Company incurred a net loss of $742,643, and cash used in operating activities was $782,567. In addition, as of September 30, 2000, the Company has a deficiency in working capital of $1,383,919 and an accumulated deficit of $18,212,882. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company’s working capital requirements during the first nine months of 2000 were met principally through borrowings from a bank for $1,775,000 and the issuance of Company common stock totaling $257,500. Management believes that the Company’s existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for a reasonable period of time.

Management’s plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM appliance water filtration market, (b) continued improvement in the Company’s production processes and quality controls to increase gross profit margins, and (c) continuing research, development and commercialization of its disinfection technology. However, there can be no assurance that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company’s Annual Report on Form 10-KSB.

Revenue Recognition — In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

3.	Inventories

Inventories consist of the following:	9/30/2000	12/31/1999
Raw Materials	$496,415	$233,291
Work-in-process	17,568	5,849
Finished Goods	417,956	116,956

	$931,939	$356,096

The total inventory reserve as of September 30, 2000 and December 31, 1999 is $687,400 and $739,000, respectively. The majority of the inventory reserve represents old or obsolete inventory that is in the process of being liquidated.

4.	Common and Preferred Stock

Common Stock —  At September 30, 2000 and December 31, 1999, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,480,198 and 1,169,364, respectively, shares issued and outstanding.

Preferred Stock —  At September 30, 2000 and December 31, 1999, there were 2,000,000 shares of the Company’s 9% convertible, cumulative, nonvoting, $1 par value preferred stock authorized and zero (0) shares issued and outstanding.

5.	Commitments and Contingencies

Minimum Purchase Commitment — The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. The Chairman personally guarantees the Company’s performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At September 30, 2000 and December 31, 1999, $517,500 is accrued, of which $225,100 is included in current liabilities.

Arrangements with Suppliers — The Company utilizes the services of an independent contractor to manufacture iodinated resin that is incorporated into some of the Company’s products. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from this supplier. The supplier has agreed to sell the iodinated resin only to the Company and one other party. The other party does not compete with the Company in any of its product applications.

6.	Related-Party Transactions

Tapemark Company (“Tapemark”), of West St. Paul, Minnesota, provides labels for the Company’s products. Mr. Klas, the Company’s CEO, Chairman and largest stockholder, is also the CEO and Chairman of the Board for Tapemark. During the three and nine month periods ended September 30, 2000, the Company paid Tapemark a total of $14,000 and $46,000, respectively, compared to $7,000 and $65,000, respectively, in 1999.

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

On March 29, 2000, the Company and Mr. Klas co-signed a new credit agreement with the bank under which the bank extends the Company a new term loan of $750,000 and a new revolving credit facility of $700,000. On June 28, 2000, the bank agreed to increase the revolving credit facility from $700,000 to $1,400,000. On September 29, 2000, the bank agreed to increase the term loan from $750,000 to $1,500,000. There were no additional transaction expenses or fees related to the loan amendments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Going Concern — The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. For the nine month period ended September 30, 2000, the Company incurred a net loss of $742,643, and cash used in operating activities was $782,567. In addition, as of September 30, 2000, the Company has a deficiency in working capital of $1,383,919 and an accumulated deficit of $18,212,882. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company’s working capital requirements during the first nine months of 2000 were met principally through borrowings from a bank for $1,775,000 and the issuance of Company common stock totaling $257,500. The Company estimates that, for the remainder of 2000, it will have working capital needs of approximately $500,000 to fund capital expenditures. Management believes that the Company’s existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for a reasonable period of time.

Management’s plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM appliance water filtration market, (b) continued improvement in the Company’s production processes and quality controls to increase gross profit margins, and (c) continuing research, development and commercialization efforts of its disinfection technology. However, there can be no assurance that these plans will be successful.

The Company is also evaluating its available options to raise capital. These options include, but are not limited to, private placements of debt or equity securities to accredited investors, registered offerings of the Company’s common stock and strategic partnership or joint venture arrangements. In addition, the Company will evaluate the possibility of converting to equity some or all of its outstanding short term and long term debt. There is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company’s efforts to raise additional capital are not successful, the Company’s operations may be negatively impacted.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

Net Sales. For the three month period ended September 30, 2000, the Company had record net sales of $2,285,515, an increase of 126.0% from 1999 sales of $1,013,194. For the nine month period ended September 30, 2000, the Company had record net sales of $5,429,799, an increase of 48.0% from 1999 sales of $3,678,689. International sales represented approximately 13% of total year-to-date net sales for both 2000 and 1999.

The increase in total net sales is attributed to increased sales to the appliance filter market. The Company’s largest customer, for the first nine months, had total net sales of $3,010,000, or 55% of total net sales in 2000, compared to $2,551,000 or 69% of total net sales for the same period in 1999. In addition, the Company began shipments to a new major OEM appliance customer in the second quarter. The Company anticipates that sales will continue to increase in the fourth quarter and into 2001.

Gross Profit. For the three and nine month periods ended September 30, 2000, the Company recognized a gross profit of $636,276 and $1,480,138, respectively, representing 27.8% and 27.2% of net sales, respectively. During the same periods in 1999, the Company recognized a gross profit of $285,515 and $1,147,780, respectively, representing 28.2% and 31.2% of net sales, respectively. The decrease in gross profit for both the third quarter and year to date, as a percentage of sales, is primarily attributed to start up costs associated with a new OEM product line. In addition, the Company incurred higher production overhead costs for purposes of expanding existing manufacturing capabilities for the appliance filter market.

Operating Expenses. Selling, general, and administrative expenses for the three and nine month periods ended September 30, 2000, were $447,133 and $1,240,859, respectively, representing 19.6% and 22.8% of net sales, respectively. Selling, general and administrative expenses were $296,066 and $897,445, representing 29.2% and 24.4% of net sales, respectively, for the same periods in 1999. The increase in the dollar amount of spending in 2000 is primarily due to increases in employee and related benefit expenses, selling related expenses, and professional fees.

Research and development costs were $319,006 and $736,732 in the three and nine month periods ended September 30, 2000, compared to $88,064 and $178,177 during those periods in 1999. The increase was primarily due to new product development for both the OEM and disinfection markets. The Company anticipates that research and development spending will be lower in the fourth quarter.

Nonoperating Expenses. Interest expense was $100,626 and $245,190, respectively, for the three and nine month period ended September 30, 2000. During the same periods in 1999, interest expense was $69,999 and $234,505, respectively.

Liquidity and Capital Resources

The Company’s working capital requirements during the first nine months of 2000 were met principally through bank loans totaling $1,775,000 and the issuance of Company common stock for $257,500. As of September 30, 2000, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,383,919 compared with a working capital deficit of $215,917 as of December 31, 1999. The substantial increase in the working capital deficit is principally due to (1) the reclassification of the Company’s outstanding promissory note to the chairman of the board in the principal amount of $750,000, which matures on April 1, 2001, from a long-term liability to a short-term liability and, (2) bank loans totaling $725,000 which mature on April 1, 2001. Management believes that the Company’s existing cash position, collection of accounts receivable and other available sources of liquidity are sufficient to meet current and anticipated requirements for a reasonable period of time.

For the nine month period ended September 30, 2000, cash decreased $9,736, primarily due to cash used in operating activities of $782,567 and cash used in investing activities of $1,149,473, which was essentially offset by cash provided by financing activities of $1,922,304. Significant cash uses by operating activities included increases in accounts receivable of $248,537 and inventory of $575,843, partially offset by increases in accounts payable of $386,400 and accrued expenses of $212,113. The increase in inventory is attributed to increased sales activities for the OEM appliance market. Net cash used by investing activities consisted primarily of purchases of property and equipment of $1,164,473. Net cash provided by financing activities included bank loans totaling $1,775,000 and the issuance of Company common stock of $257,500, partially offset by payments on long-term debt of $110,196.

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

At September 30, 2000, the Company has a $750,000 convertible promissory note to the chairman of the board which matures on April 1, 2001. Interest accrues at the 30 day London Interbank Offered Rate (LIBOR) plus 2%, payable monthly, and provides a right to convert the promissory note to shares of Company common stock at a conversion price of $3.00 per share.

At September 30, 2000, the Company has $2,498,807 and $500,802 in principal of promissory notes that were issued to Mr. Klas and Tapemark, respectively, for working capital purposes in prior years. These notes mature on May 31, 2002. Interest accrues at an effective interest rate of 4% and is payable on June 30 and December 31.

At September 30, 2000, the Company has loan agreements with a bank consisting of a term loan of $1,500,000 (increased from $750,000 on September 29, 2000) and a revolving credit facility of $1,400,000, (increased from $700,000 to $1,400,000 on June 28, 2000), both of which are co-signed by the chairman. The term loan matures on May 31, 2002, accrues interest at a floating 30-day LIBOR rate plus 2.5%, and is secured by all the Company’s business assets. The revolving loan matures on April 1, 2001 and accrues interest at a floating 30-day LIBOR rate plus 2.0%, and is secured by all the Company’s business assets. The Company plans to renew the revolving loan at maturity. Interest is payable monthly on both loans.

At September 30, 2000, the Company has $1,288,297 in principal of promissory notes that were issued in a private placement in 1994 that by their amended terms mature on May 31, 2002. Principal and interest are paid in quarterly installments.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. Through December 31, 1999, the Company has paid a total of $199,000 of its total estimated contract obligation of $862,500. During 2000, the Company anticipates it will pay approximately $225,100, which represents the remaining obligation for 1999 and the obligation for 2000. Failure of the Company to perform under this agreement could have a significant negative impact on the Company’s financial resources.

Effects of Inflation

The Company believes that during 1999 and 2000 inflation has not had a material impact on the Company’s business.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

Notification Regarding Forward Looking Information

Except for historical information contained herein, certain statements are forward looking statements that involve risks and uncertainties, including, but not limited to, the results of financing efforts and sufficiency of working capital requirements, product demand and market acceptance risks, customer mix, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, supply constraints or difficulties, and actual purchases under agreements. The actual results that the Company achieves may differ materially from these forward looking statements due to such risks and uncertainties. Readers are urged to carefully review and consider the various disclosures made by the Company’s other filings with the Securities and Exchange Commission that advise interested parties of the risks and uncertainties that may effect the Company’s financial condition and results of operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of the report:

        (a) Exhibits. The following exhibits are being filed as part of this Form 10-QSB.

Exhibit No.	Title	Method of Filing
27	Financial Data Schedule	Filed Herewith

        (b) Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURES

        In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2000	WTC Industries, Inc.

By:	/s/ Robert C. Klas, Sr. Robert C. Klas, Sr. Chief Executive Officer

By:	/s/ Gregory P. Jensen Gregory P. Jensen Chief Financial Officer (Principal Accounting Officer)