Form 10KSB40
period 2000-12-31
WTC INDUSTRIES INC
filed 2001-03-30
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

Commission file number 0-19622

                              WTC INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                               38-2308668
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                                   (IRS Employer
of Incorporation or Organization)                            Identification No.)

1000 Apollo Road, Eagan, Minnesota                                55121-2240
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:   (651) 554-3140
--------------------------------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

      State issuer's revenues for its most recent fiscal year: $7,495,240

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $780,403 as of March 23, 2001

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,491,398 shares of Common Stock as of March 23, 2001

      Documents Incorporated by Reference: Yes

      Transitional Small Business Disclosure Format (check one): Yes:___ No:_X_

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

BUSINESS

The Company designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential and commercial customers. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium and giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria, viruses, and parasites.

According to industry data, it is estimated that one billion people in the world do not have safe drinking water. Consumer demand is driven both by the consumers desire to improve the taste and quality of their drinking water and by heightened concerns of regulatory agencies. Recent outbreaks of cryptosporidium and giardia cyst and, in some cases, bacteria and virus contamination, have raised the health concerns of consumers in the U.S. and other major developed countries. Growth potential appears especially strong in third world countries where drinking water quality has been found to be severely inadequate. Water safety concerns have driven the growth of the consumer bottled water market to over $2 billion in the United States, as well as the growth in the water filtration market.


                                    PRODUCTS

The Company's products fall into the following categories: systems and cartridges for use by original equipment manufacturers (OEMs), portable systems and point-of-use systems. The Company's products are suitable for a broad range of applications including, home, travel, outdoor recreation, military and emergency relief.

ORIGINAL EQUIPMENT MANUFACTURERS (OEM) SYSTEMS

The Company has developed a family of point-of-use filtration systems that are designed for the OEM home refrigerator market. These systems utilize a patented quick dry-change system that the Company developed in 1996 which turns the water "on and off" when replacing the filter cartridge. This allows end-users to change replacement cartridges with ease and convenience and without water spills.

The Company's sales have increased sharply in 2000 due to exceptional growth in the sale of new appliance filters for the OEM market. The Company anticipates revenues to continue to increase from the sale of systems and replacement filters to this market.

PORTABLE AND POINT-OF-USE SYSTEMS

The Company's portable systems are designed for the travel, outdoor recreation, military and emergency relief markets. The portable systems include a sport bottle and a series of hand operated pump systems.

The Company sells a family of "wet change" point-of-use filtration and purification systems that are designed for residential use in international markets. These systems typically attach to the water line under a sink and dispense purified water through a dedicated faucet. Individual systems can be configured to accommodate specific water quality problems.

Although the above systems vary in size and capacity, the product configuration includes the following four stages: The first stage consists of a carbon filter to remove sediment and organic material from the water. In the second stage, the PentaPure(R) resin devitalizes water-borne bacteria and virus. The third stage uses solid carbon blocks to remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants. The last stage incorporates a scavenger media to remove any remaining iodine and iodide residuals and to further improve taste. The result is fresh, purified water for drinking and cooking.


                             DISTRIBUTION AND SALES

U.S. MARKET

During the past five years, the Company has implemented a marketing strategy that focuses on OEM customers. This strategy is intended to allow the Company to utilize the brand recognition and the sales and distribution networks of the OEM, while reducing the Company's marketing expense.

The Company's domestic sales accounted for 89% of total net sales in 2000, compared to 84% in 1999. The largest domestic OEM customer accounted for 51% of total net sales in 2000 and 70% of total net sales in 1999.

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

The Company's international sales accounted for 11% of total net sales in 2000, compared to 16% in 1999. International sales continue to remain at current levels primarily due to the strong U.S dollar. Foreign currency exchange rate fluctuations have had an impact on the demand for the Company's products in Asian and Eastern Europe markets. The Company anticipates this trend to continue into the year 2001.

                                   COMPETITION

The markets in which the Company competes are highly competitive. Due to the broad spectrum of product and market applications in the water filtration industry, there are many companies that compete with one or more of the Company's products. Several of these competitors are significantly larger than the Company, but none competes directly against all of its product lines. The largest and best-known companies with whom WTC competes include Brita, Cuno, Procter & Gamble (PUR), EcoWater, and US Filter.

Both in the U.S. and international markets, the water filtration industry is highly fragmented. Many companies manufacture and market products that filter water. However, fewer companies market products that actually provide the added benefit of devitalization or removal of viruses and bacteria. The Company believes that the superiority of its PentaPure(R) technology serves as a distinct competitive and cost advantage over other water purification products.

At least three other U.S. companies make their own versions of iodinated resin that compete with the Company's purification media. These companies include The Purolite Company, Umpqua Research Company, Ametek, Inc. and Recovery Engineering (Procter & Gamble). The Company believes these resins leave much higher iodine and iodide residual levels in the treated water than PentaPure(R) and, as a result, water treated with these iodinated resins has an undesirable taste and odor. The Company offers a far broader range of products based on iodinated resin technology than any of these competitors.

                           MANUFACTURING AND SUPPLIERS

The Company performs all of its own product assembly at two facilities in Minnesota. The Company believes that it generally has sufficient manufacturing capacity for the foreseeable future.

Most of the vendors that manufacture plastic component parts for the Company's products utilize tooling owned by either the Company or the Company's customers. Management believes that components used in the Company's products can be purchased from more than one vendor in the event a current supplier is unable or unwilling to do so.

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

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is also the Chairman of the Board of Tapemark. During the years ended December 31, 2000 and 1999, the Company paid Tapemark a total of $87,000 and $60,700, respectively, for these services.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. Robert Klas, Sr., personally guarantees the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At December 31, 2000 and 1999, $443,500 and $517,500 were accrued, respectively, of which $443,500 and $225,100, respectively, were included in current liabilities.

                              INTELLECTUAL PROPERTY

The Company has a number of patents related to the quick-dry-change system. In addition, the Company has patents related to systems and cartridges utilizing the PentaPure(R) technology. The Company does rely on proprietary, non-patented technologies to a certain extent. Certain of the Company's employees sign non-disclosure and non-compete agreements.

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

                            RESEARCH AND DEVELOPMENT

The Company's current research and development efforts is focused on OEM new product development and EPA registration for a long-term continual use purification device that utilizes the PentaPure(R) technology. During 2000 and 1999, the Company expended $920,594 and $283,163, respectively, on research and development activity.

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

                                    EMPLOYEES

As of February 15, 2001, the Company had 45 full time employees. In addition, the Company utilizes employment agencies to assist with the staffing of production. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                               ITEM 2. PROPERTIES

In February 2001, the Company moved its principal place of business to Eagan, Minnesota, in which the Company leases approximately 8,000 square feet of office and 27,000 square feet of production and warehouse space. The lease is for a period of five years and is personally guaranteed by the chairman for a period of three years. In consideration for his guarantee, the chairman was granted warrants to purchase 75,000 shares of common stock at $2.50 per share. The warrants are immediately vested and expire in five years. The value ascribed to the warrants was $122,567, as determined by the Black-Scholes option-pricing model.

During the three years prior to the move to the current facility, the Company leased office and manufacturing space from Tapemark in a building that also houses Tapemark's principal executive office. The Company satisfied the rent obligation for the first year of that lease (ended February 28, 1999) through the issuance of an option to purchase 11,200 shares of Company common stock at a price of $3.125 per share, which was exercised on January 31, 2001. The lease was extended an additional two years through February 28, 2001 in consideration of 46,667 shares of Company common stock. The Company did not make any cash payments to Tapemark for rent, general utilities, real estate taxes and special assessments. The Tapemark lease expired in February 2001 when the Company moved to its new facility in Eagan, Minnesota.

On January 1, 1998, the Company entered into a twelve-month lease agreement for approximately 5,000 square feet of production space in Kennedy, Minnesota from Bowman Industries, Inc. The Company currently pays base rent of $1,000 per month and all operating expenses associated with the building. The Company renewed the lease on January 1, 2001 for six months with the option to renew every six months.

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

PART II

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


--------------------------------------------------------------------------------
                        PERIOD                         LOW             HIGH
--------------------------------------------------------------------------------
1999         January 1 - March 31                   $ 1 1/16        $ 5
--------------------------------------------------------------------------------
             April 1 - June 30                      $ 1 1/16        $ 9 15/16
--------------------------------------------------------------------------------
             July 1 - September 30                  $ 1 1/16        $ 9 1/2
--------------------------------------------------------------------------------
             October 1 - December 31                $ 1 1/4         $ 9 1/2
--------------------------------------------------------------------------------
2000         January 1 - March 31                   $ 2 1/4         $ 8
--------------------------------------------------------------------------------
             April 1 - June 30                      $ 1 1/16        $ 11 1/8
--------------------------------------------------------------------------------
             July 1 - September 30                  $ 4             $ 9
--------------------------------------------------------------------------------
             October 1 -  December 31               $ 2             $ 6 7/8
--------------------------------------------------------------------------------
2001         January 1 - February 22                $ 2  1/4        $ 3 3/4
--------------------------------------------------------------------------------

Approximately 700 stockholders held the Company's Common Stock as of February 22, 2001.

CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following portions of the 2000 Annual Report to Stockholders are incorporated herein by reference:

(a) All of the material included in the year 2000 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

           ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and report of independent auditors included in the year 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated herein by reference.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

PART III

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

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
No.        Title                                                Method of Filing
--         -----                                                ----------------

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

10.4       Amendment to Agreement dated June 21, 1991
           between Water Technologies Corporation and
           Water and Air Development Corporation                      (B)

10.38      1994 Non qualified Stock Option Plan                       (C)

10.46      Stock Purchase Agreement between WTC
           Industries, Inc. and  Robert C. Klas, Sr.
           dated March 22, 1996                                       (D)

10.48      Memorandum of Agreement between WTC
           Industries, Inc. and DentalPure Corp.
           dated March 22, 1996                                       (E)

10.49      Porous Media Requirements Contract dated January
           6, 1997                                                    (F)

10.50      1996 Stock Option Plan                                     (F)


10.52      1998 Lease Agreement between WTC Industries, Inc.
           and the Tapemark Company                                   (G)

10.53      1999 Lease Agreement between WTC Industries, Inc and
           the Tapemark Company                                       (G)

10.56      Promissory Notes issued by the Company to Robert C.
           Klas, Sr. and Tapemark Company dated January 1, 1999       (G)

10.57      Amendment to Promissory Notes                              (G)

10.58      2001 Lease Agreement between WTC Industries, Inc and
           AMB Property Management                                Filed Herewith

13.1       2000 Annual Report to Shareholders                     Filed Herewith

21.1       List of WTC Industries, Inc. Subsidiary                    (H)

23.10      McGladrey & Pullen, LLP Auditors Consent               Filed Herewith

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

(H) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1999.

(b)        Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                                 WTC Industries, Inc.


Dated: March 28, 2001                       By: /s/ Robert C. Klas, Sr.
                                                -----------------------
                                                Robert C. Klas, Sr.
                                                Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                  TITLE                       DATE


/s/ Robert C. Klas, Sr.       Chairman of the Board, Director     March 28, 2001
--------------------------    and Chief Executive Officer         --------------
Robert C. Klas, Sr.


/s/ Gregory P. Jensen         Chief Financial Officer,            March 28, 2001
--------------------------    Secretary and Treasurer             --------------
Gregory P. Jensen

/s/ John A. Clymer            Director                            March 28, 2001
--------------------------                                        --------------
John A. Clymer


/s/ Biloine W. Young          Director                            March 28, 2001
---------------------------                                       --------------
Biloine W. Young


/s/ Ronald A. Mitsch          Director                            March 28, 2001
---------------------------                                       --------------
Ronald A. Mitsch


/s/ Robert C. Klas, Jr.       Director                            March 28, 2001
---------------------------                                       --------------
Robert C. Klas, Jr.