Form 10KSB40/A
period 2000-12-31
WTC INDUSTRIES INC
filed 2001-04-05
CIK 877542

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB _x_

     State issuer's revenues for its most recent fiscal year: $7,495,240

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

     Transitional Small Business Disclosure Format (check one): Yes: ___ No: _X_

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

10.50      1996 Stock Option Plan                                      (F)

10.52      1998 Lease Agreement between WTC Industries, Inc. and
           the Tapemark Company                                        (G)

10.53      1999 Lease Agreement between WTC Industries, Inc and
           the Tapemark Company                                        (G)

10.56      Promissory Notes issued by the Company to Robert C.
           Klas, Sr. and Tapemark Company dated January 1, 1999        (G)

10.57      Amendment to Promissory Notes                               (G)

10.58      2001 Lease Agreement between WTC Industries, Inc and
           AMB Property Management                                     (I)

10.59      Credit Agreement and loan documents between USBank,
           WTC Industries, Inc. and PentaPure Incorporated
           dated March 29, 2000                                   Filed Herewith

10.60      First Amendment to Credit Agreement and loan
           document dated June 28, 2000                           Filed Herewith

10.61      Second Amendment to Credit Agreement and loan
           document dated September 29, 2000                      Filed Herewith

10.62      Revolving Note to Robert C. Klas, Sr. dated
           December 28, 2000.                                     Filed Herewith

10.63      Promissory Note to Robert C. Klas, Sr. dated
           April 1, 2001.                                         Filed Herewith

13.1       2000 Annual Report to Shareholders                          (I)

21.1       List of WTC Industries, Inc. Subsidiary                     (H)

23.10      McGladrey & Pullen, LLP Auditors Consent                    (I)

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

(I) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed on April 2, 2001 for the year ended December 31, 2000.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2000.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                            WTC Industries, Inc.


Dated: April 6, 2001                    By: /s/ Robert C. Klas, Sr.
                                            ----------------------------
                                            Robert C. Klas, Sr.
                                            Chief Executive Officer