Form 10QSB
period 2001-03-31
WTC INDUSTRIES INC
filed 2001-05-03
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------

FORM 10-QSB

(MARK ONE)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2001, or

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

1,491,398 shares of Common Stock as of April 27, 2001

         Transitional Small Business Disclosure Format (check one):
Yes _____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheet
                  March 31, 2001 and Audited Balance Sheet
                  December 31, 2000                                           3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended March 31, 2001 and 2000                  4

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000                  5

         Notes to Condensed Consolidated Unaudited Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        March 31,      December 31,
ASSETS                                                                    2001             2000
                                                                      ------------     ------------
CURRENT ASSETS
       Cash                                                           $     25,286     $     94,671
       Accounts receivable, net of allowance for doubtful accounts
           of $8,000                                                     1,905,965        1,022,618
       Inventories (Note 3)                                              1,266,677          874,523
       Prepaid expenses and other                                           91,285           59,250
                                                                      ------------     ------------
             TOTAL CURRENT ASSETS                                        3,289,213        2,051,062

PROPERTY AND EQUIPMENT                                                   2,477,823        2,363,883
       Less accumulated depreciation                                       871,489          874,765
                                                                      ------------     ------------
                                                                         1,606,334        1,489,118

OTHER ASSETS                                                               110,764          120,976
                                                                      ------------     ------------

                                                                      $  5,006,311     $  3,661,156
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Note payable to bank                                           $    400,000     $    600,000
       Current maturities of long-term debt                                692,179          525,723
       Accounts payable                                                  2,207,711          936,814
       Customer deposits                                                   222,055          232,255
       Accrued interest payable                                            287,297          281,022
       Accrued expenses - other                                            862,350          736,376
                                                                      ------------     ------------
             TOTAL CURRENT LIABILITIES                                   4,671,592        3,312,190

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                                5,741,612        5,918,611
                                                                      ------------     ------------
                                                                         5,741,612        5,918,611
                                                                      ------------     ------------
STOCKHOLDERS' DEFICIT (Note 4)
       Common stock                                                        149,140          148,020
       Additional paid-in capital                                       12,724,612       12,687,981
       Receivable from officer on issuance of common stock                 (14,750)         (15,000)
       Accumulated deficit                                             (18,265,895)     (18,390,646)
                                                                      ------------     ------------
                                                                        (5,406,893)      (5,569,645)
                                                                      ------------     ------------

                                                                      $  5,006,311     $  3,661,156
                                                                      ============     ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended March 31,
                                                        ----------------------------
                                                            2001             2000
                                                        ------------    ------------
NET SALES                                               $  4,159,460    $  1,186,153

COST OF GOODS SOLD                                         3,158,148         848,833
                                                        ------------    ------------

GROSS PROFIT                                               1,001,312         337,320

EXPENSES
        Selling, general and administrative                  502,698         403,743
        Research and development                             261,264         188,769
                                                        ------------    ------------
                                                             763,962         592,512
                                                        ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                237,350        (255,192)

NONOPERATING (INCOME) EXPENSE
        Interest expense                                     109,254          61,560
        Loss on disposal of fixed assets                       3,345              --
                                                        ------------    ------------
                                                             112,599          61,560
                                                        ------------    ------------

NET INCOME (LOSS)                                       $    124,751    $   (316,752)
                                                        ============    ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC                       $       0.08    $      (0.25)
                                                        ============    ============
EARNINGS (LOSS) PER SHARE - DILUTED                     $       0.06    $      (0.25)
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                              1,491,000       1,287,000
                                                        ============    ============
        DILUTED                                            2,012,000       1,287,000
                                                        ============    ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended March 31,
                                                                         -----------------------------
                                                                             2001              2000
                                                                         ------------     ------------
OPERATING ACTIVITIES
       Net income (loss)                                                 $    124,751     $   (316,752)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
          Depreciation                                                         94,021           25,482
          Amortization                                                         10,212               --
          Loss on disposal of fixed assets                                      3,345               --
          Noncash consulting services                                           2,751               --
          Accretion of long-term debt discount                                 13,053            5,493
          Changes in operating assets and liabilities:
             Accounts receivable                                             (883,347)         (73,647)
             Inventories                                                     (392,154)          85,819
             Current and other assets                                         (32,035)          56,723
             Accounts payable                                               1,270,897           55,582
             Accrued expenses                                                 122,049            6,612
                                                                         ------------     ------------
                  Net cash provided (used) in operating activities            333,543         (154,688)
                                                                         ------------     ------------

INVESTING ACTIVITIES
       Note receivable from officer                                               250               --
       Purchases of property and equipment                                   (177,951)        (299,272)
                                                                         ------------     ------------
                  Net cash provided by (used in) investing activities        (177,701)        (299,272)
                                                                         ------------     ------------

FINANCING ACTIVITIES
       Proceeds from (payments to) bank                                      (200,000)         250,000
       Proceeds from issuance of common stock                                  35,000          250,000
       Payments on long-term obligations                                      (60,227)         (46,409)
                                                                         ------------     ------------
                  Net cash provided by financing activities                  (225,227)         453,591
                                                                         ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (69,385)            (369)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                     94,671           11,043
                                                                         ------------     ------------

       End of period                                                     $     25,286     $     10,674
                                                                         ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                          $     89,926     $     26,794
                                                                         ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES -
       Common stock issued on conversion of debt                         $         --     $    450,000
       Bank financing converted to promissory note to chairman                     --          750,000
       Common stock issued for payment of rent                                     --           35,000
       Equipment financed through capital leases                               36,631               --


See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

BUSINESS - WTC Industries, Inc., (the "Company") designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential, commercial, and food service. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium, giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria, viruses, and parasites with the use of the Company's proprietary PentaPure(R) iodinated resin technology.

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

The Company anticipates accelerated growth in coming years based on the following growth strategies:

NEW PRODUCT DEVELOPMENT AND TECHNOLOGY INTEGRATION FOR THE OEM MARKET. The Company has developed high value-added products for three major OEM customers. The Company anticipates that it will continue to grow market share by providing products that it believes are superior in design, function and quality. Increasing sales to the OEM market will enable the Company to continue to invest in new product development that offer new filtration and purification technologies.

CONTINUED IMPROVEMENT IN OPERATING EFFICIENCIES. The Company believes it can improve gross profit margins by improving production capabilities and efficiencies. The Company is in the process of implementing new manufacturing automation to increase both production capacity and quality while reducing labor costs. Management anticipates the new automation will be fully operational by the end of the third quarter in 2001.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. On March 31, 2001, the Company has a deficiency in working capital of $1,363,423 and an accumulated deficit of

$18,265,895. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company did significantly improve its financial performance compared to prior years. For the three month period ended March 31, 2001, the Company had net income of $124,751 compared to a net loss of $316,752 in 2000. In addition, cash provided from operating activities was $333,543 in 2001 compared to cash used in operating activities of $154,688.

The Company's working capital requirements for the first quarter were met principally by cash from operations of $333,543 and proceeds from the issuance of common stock of $35,000. Management believes that the Company's projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM refrigerator water filtration market, (b) continuing improvement in the Company's production processes and quality controls to increase gross profit margins, and (c) continuing research and development efforts for new disinfection technology markets. There is no assurance whatsoever that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB.

3.      INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:      March 31, 2001   December 31, 2000
-------------------------------------      --------------   -----------------

Raw Materials                                $  1,073,517        $    621,866
Work-in-process                                    11,678               5,604
Finished Goods                                    181,482             247,053
                                             ------------        ------------
                                             $  1,266,677        $    874,523
                                             ============        ============

The total inventory reserve as of March 31, 2001 and December 31, 2000 is approximately $554,000 and $533,000, respectively.

4.      COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 2001 and December 31, 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,491,398 and 1,480,198, respectively, shares issued and outstanding.

PREFERRED STOCK - At March 31, 2001 and December 31, 2000, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

5.      COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At March 31, 2001 and December 31, 2000, $443,500 was included in current liabilities.

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

6.      RELATED-PARTY TRANSACTIONS

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is also the Chairman of the Board of Tapemark. During the three month period ended March 31, 2001 and 2000, the Company paid Tapemark approximately a total of $19,000 and $13,000, respectively, for these services.

7.      NOTES PAYABLE AND LONG TERM OBLIGATIONS

On March 22, 2001, the Company extended a convertible note payable to the Chairman that matured on April 1, 2001. The note was extended to May 1, 2002, with monthly interest-only payments at an interest rate of prime plus 2 percent. The new note does not have a conversion feature.

8.      INCOME TAXES

No income tax provision has been included in the accompany statement of operations due to the net operating loss carryforward position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

OVERVIEW

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. On March 31, 2001, the Company has a deficiency in working capital of $1,363,423 and an accumulated deficit of $18,265,895. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

The Company did significantly improve its financial performance compared to prior years. For the three month period ended March 31, 2001, the Company had net income of $124,751 compared to a net loss of $316,752 in 2000. In addition, cash provided from operating activities was $333,543 in 2001 compared to cash used in operating activities of $154,688.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM refrigerator water filtration market, (b) continuing improvement in the Company's production processes and quality controls to increase gross profit margins, and (c) continuing research and development efforts for new disinfection technology markets. There is no assurance whatsoever that these plans will be successful.

The Company is also evaluating its available options to raise capital. These options include, but are not limited to, private placements of new debt financing or equity securities to accredited investors, registered offerings of the Company's common stock and strategic partnership or joint venture arrangements. In addition, the Company will evaluate the possibility of converting to equity some or all of its outstanding short term and long term debt. There is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company's efforts to raise additional capital are not successful, the Company's operations may be negatively impacted. However, Management believes that the Company's projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES. The Company had record total net sales of $4,159,460, an increase of 251% compared to 2000 first quarter sales of $1,186,153. The significant increase in sales is due to increased sales to the OEM appliance market for both original equipment and replacement filters. The Company's two largest OEM customers accounted for $3,774,763 or 91% of total net sales in the first quarter of 2001, compared to $795,000 or 67% of total net sales for the same period in 2000.

International sales represented approximately 5% of total net sales in the first quarter of 2001, compared to 20% in 2000.

GROSS PROFIT. The Company's gross profit increased to $1,001,312 or 24.1% of total net sales in the first quarter of 2001, compared to $337,320 or 28.4% of net sales in 2000. The decrease in gross profit, as a percentage of total net sales, is primarily due to higher labor costs associated with the increased sales activity for the OEM market. The Company is currently implementing new automation that will significantly reduce labor costs to manufacture filters.

OPERATING EXPENSES. Selling, general, and administrative expenses in the first quarter of 2001 were $502,698 or 12.1% of total net sales, compared to 2000 expenses of $403,743 or 34.0%. The increase in selling, general, and administrative expenses of $98,955 is primarily due to higher employee headcount, professional fees and building related expenses. Research and development costs were slightly higher in the first quarter of 2001 than in 2000 due to new product development for the OEM market. The Company anticipates that research and development spending will remain at current levels for the remainder of 2001 as the Company pursues new OEM opportunities in the U.S. market.

NONOPERATING ACTIVITY. Interest expense increased to $109,254 in the first quarter of 2001 from $61,560 in the first quarter 2000. The increase is attributed to increased debt financing for investment in new equipment and working capital needs for the OEM market.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital requirements during the first quarter of 2001 were met principally by cash provided from operations of $333,543 and proceeds from the issuance of common stock of $35,000. As of March 31, 2001, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $1,363,423 compared with a working capital deficit of $1,261,128 as of December 31, 2000. Management believes that the Company's projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

For the three month period ended March 31, 2001, cash decreased $69,385, primarily due to cash used in investing activities of $177,701 and cash used by financing activities of $225,227, which was essentially offset by cash provided by operations of $333,543. Cash provided by operations included the net income of $124,751 along with an increase in accounts payable of $1,270,897 and an increase in accrued expenses of $122,049, partially offset by an increase in accounts receivable of $883,347, an increase in inventory of $392,154 and a increase in other assets of $32,035. Net cash used by investing activities primarily consisted of purchases of property and equipment of $177,951. Net cash used by financing activities included the payments to bank of $200,000 and payments on long-term debt obligations of $60,227, partially offset by proceeds from issuance of common stock of $35,000.

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

On March 31, 2001, advances outstanding on the revolving line of credit were $400,000 of the total revolving credit line of $1,400,000. On February 21, 2001 the bank renewed the revolving line with a maturity date of May 1, 2002.

On March 22, 2001, the Company extended a convertible note payable to the chairman that matured on April 1, 2001. The note was extended to May 1, 2002, with monthly interest-only payments at an interest rate of prime plus 2 percent. The new note does not have a conversion feature.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. Through March 31, 2001, the Company has paid a total of $246,000 of its total estimated contract obligation of $862,500. During 2001, the Company anticipates it will pay approximately $443,500, which represents the remaining obligation for 1999, 2000 and 2001. Failure of the Company to perform under this agreement could have a significant negative impact on the Company's financial resources.

The Company estimates that, for the remainder of 2001, it will have working capital needs of approximately $900,000 to fund its operations and approximately $300,000 to fund capital expenditures needs for office and manufacturing equipment. These needs will be funded through cash provided from operations and existing availability on the Company's revolving credit facilities.

FOREIGN CURRENCY EFFECTS

Foreign currency exchange rate fluctuations have reduced the demand for the Company's products in Asian and Eastern Europe markets. The Company anticipates this trend to continue during 2001.

EFFECTS OF INFLATION

The Company believes that during 2001 and 2000 inflation has not had a material impact on the Company's business.

NOTIFICATION REGARDING FORWARD LOOKING INFORMATION

Except for historical information contained herein, certain statements are forward looking statements that involve risks and uncertainties, including, but not limited to, the results of financing efforts and sufficiency of working capital requirements, product demand and market acceptance risks, customer mix, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, supply constraints or difficulties, and actual purchases under agreements. The actual results that the Company achieves may differ materially from these forward-looking statements due to such risks and uncertainties. Readers are urged to carefully review and consider the various disclosures made by the Company's other filings with the Securities and Exchange Commission that advise interested parties of the risks and uncertainties that may effect the Company's financial condition and results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

     (a)  EXHIBITS.

          No exhibits are filed with this report.

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 2, 2001                    WTC Industries, Inc.

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