Form 10QSB
period 2001-06-30
WTC INDUSTRIES INC
filed 2001-07-25
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001, or

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

1,491,398 shares of Common Stock as of July 24, 2001

          Transitional Small Business Disclosure Format (check one):
Yes      ; No   x

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Unaudited Balance Sheet June 30, 2001 and Audited Balance Sheet December 31, 2000	3

Condensed Consolidated Unaudited Statements of Operations Three Months Ended June 30, 2001 and 2000	4

Condensed Consolidated Unaudited Statements of Operations Six Months Ended June 30, 2001 and 2000	5

Condensed Consolidated Unaudited Statements of Cash Flows Six Months Ended June 30, 2001 and 2000	6

Notes to Condensed Consolidated Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2001	December 31, 2000

CURRENT ASSETS
Cash	$4,732	$94,671
Accounts receivable	1,644,018	1,022,618
Inventories (Note 3)	1,762,024	874,523
Prepaid expenses and other	82,390	59,250

TOTAL CURRENT ASSETS	3,493,164	2,051,062

PROPERTY AND EQUIPMENT	2,576,538	2,363,883
Less accumulated depreciation	1,004,548	874,765

	1,571,990	1,489,118

OTHER ASSETS	100,552	120,976

	$5,165,706	$3,661,156

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note payable to bank	$700,000	$600,000
Current maturities of long-term debt	6,268,322	525,723
Accounts payable	1,885,898	936,814
Customer deposits	17,635	232,255
Accrued interest payable	307,152	281,022
Accrued expenses - other	912,680	736,376

TOTAL CURRENT LIABILITIES	10,091,687	3,312,190

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	31,481	5,918,611

	31,481	5,918,611

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock	149,140	148,020
Additional paid-in capital	12,727,364	12,687,981
Receivable from officer on issuance of common stock	(14,450)	(15,000)
Accumulated deficit	(17,819,516)	(18,390,646)

	(4,957,462)	(5,569,645)

	$5,165,706	$3,661,156

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2001	2000

NET SALES	$5,033,750	$1,958,131

COST OF GOODS SOLD	3,803,527	1,451,589

GROSS PROFIT	1,230,223	506,542

EXPENSES
Selling, general and administrative	511,216	389,982
Research and development	174,041	228,958

	685,257	618,940

INCOME (LOSS) FROM OPERATIONS	544,966	(112,398)

NONOPERATING (INCOME) EXPENSE
Interest expense	100,264	83,004
Loss on disposal of fixed assets	(1,680)	—

	98,584	83,004

NET INCOME (LOSS)	$446,382	$(195,402)

PER COMMON SHARE DATA – BASIC & DILUTED

EARNINGS (LOSS) PER SHARE – BASIC	$0.30	$(0.13)

EARNINGS (LOSS) PER SHARE – DILUTED	$0.22	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,491,000	1,473,000

DILUTED	2,056,000	1,473,000

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2001	2000

NET SALES	$9,193,210	$3,144,284

COST OF GOODS SOLD	6,961,675	2,300,422

GROSS PROFIT	2,231,535	843,862

EXPENSES
Selling, general and administrative	1,013,914	793,725
Research and development	435,305	417,727

	1,449,219	1,211,452

INCOME (LOSS) FROM OPERATIONS	782,316	(367,590)

NONOPERATING (INCOME) EXPENSE
Interest expense	209,517	144,564
Loss on disposal of fixed assets	1,666	—

	211,183	144,564

NET INCOME (LOSS)	$571,133	$(512,154)

PER COMMON SHARE DATA – BASIC & DILUTED

EARNINGS (LOSS) PER SHARE – BASIC	$0.38	$(0.37)

EARNINGS (LOSS) PER SHARE – DILUTED	$0.28	$(0.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,491,000	1,373,000

DILUTED	2,034,000	1,373,000

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$571,133	$(512,154)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	227,079	63,360
Amortization	20,424	—
Loss on disposal of fixed assets	1,666	—
Noncash consulting services	5,503	—
Accretion of long-term debt discount	21,177	19,678
Changes in operating assets and liabilities:
Accounts receivable	(621,400)	(923,961)
Inventories	(887,501)	(200,754)
Current and other assets	(23,140)	30,014
Accounts payable	949,084	728,620
Accrued expenses	(12,186)	133,662

Net cash provided by (used in) in operating activities	251,839	(661,535)

INVESTING ACTIVITIES
Note receivable from officer	550	—
Purchases of property and equipment	(248,904)	(783,297)

Net cash used in investing activities	(248,354)	(783,297)

FINANCING ACTIVITIES
Proceeds from (payments to) bank	100,000	1,250,000
Proceeds from issuance of common stock	35,000	257,500
Payments on long-term obligations	(228,424)	(72,522)

Net cash provided by (used in) financing activities	(93,424)	1,434,978

NET DECREASE IN CASH AND CASH EQUIVALENTS	(89,939)	(9,854)

CASH AND CASH EQUIVALENTS:
Beginning of period	94,671	11,043

End of period	$4,732	$1,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION –
Cash paid during the period for interest	$162,211	$75,918

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES –
Common stock issued on conversion of debt	$—	$450,000
Bank financing converted to promissory note to chairman	—	750,000
Common stock issued for payment of rent	—	35,000
Equipment financed through capital leases	62,716	—

See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1.	Description of Business and Management’s Plans Regarding Operating Losses and Liquidity

Business – WTC Industries, Inc., (the “Company”) designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential, commercial, and food service. The Company’s filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium, giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria, viruses, and parasites with the use of the Company’s proprietary PentaPure® iodinated resin technology.

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

The Company anticipates accelerated growth in coming years based on the following growth strategies:

New product development and technology integration for the OEM market. The Company has developed high value-added products for three major OEM customers. The Company anticipates that it will continue to grow market share by providing products that it believes are superior in design, function and quality. Increasing sales to the OEM market will enable the Company to continue to explore new filtration and purification technologies and invest in new product development.

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

Going Concern – The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. On June 30, 2001, the Company has a deficiency in working capital of $6,598,523 and an accumulated deficit of $17,819,516. The significant increase in the working capital deficiency is due to the reclassification from long term to short term of approximately $5,700,000 in debt that matures in May 2002. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. Management believes that the Company’s projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

The Company has significantly improved its financial performance compared to prior years. For the three month period ended June 30, 2001, the Company had net income of $446,382 compared to a net loss of $195,402 in 2000. In addition, cash provided from operating activities was $251,839 in 2001 compared to cash used in operating activities of $661,535.

Management’s plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM water filtration market, (b) continuing improvement in the Company’s production processes and quality controls to increase gross profit margins, (c) continuing research and development efforts for new filtration and disinfection products for the potable water treatment market, and (d) securing additional long and short term sources of liquidity through debt financing and/or new equity. There is no assurance whatsoever that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2000, which are included in the Company’s Annual Report on Form 10-KSB.

3.	Inventories

Inventories consist of the following:	June 30, 2001	December 31, 2000

Raw Materials	$1,181,214	$621,866
Work-in-process	69,426	5,604
Finished Goods	511,384	247,053

	$1,762,024	$874,523

The increase in inventory is due to increases in raw materials to support the increased OEM sales volume. The total inventory reserve as of June 30, 2001 and December 31, 2000 is approximately $430,000 and $533,000, respectively.

4.	Common and Preferred Stock

Common Stock – At June 30, 2001 and December 31, 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,491,398 and 1,480,198, respectively, shares issued and outstanding.

Preferred Stock – At June 30, 2001 and December 31, 2000, there were 2,000,000 shares of the Company’s 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

5.	Commitments and Contingencies

Minimum Purchase Commitment – The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At June 30, 2001 and December 31, 2000, $467,000 and $443,500, respectively, was included in current liabilities.

Arrangements with Suppliers – The Company utilizes the services of an independent contractor to manufacture iodinated resin that is incorporated into some of the Company’s products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of the supplier. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from this supplier. The supplier has agreed to sell the iodinated resin only to the Company and one other party. The other party does not compete with the Company in any of its product applications.

6.	Related-Party Transactions

The Tapemark Company (“Tapemark”), of West Saint Paul, Minnesota, provides labels for the Company’s products. Mr. Robert C. Klas, Sr., the Company’s CEO, Chairman and largest stockholder, is also the Chairman of the Board of Tapemark. During the three and six month periods ended June 30, 2001, the Company paid Tapemark approximately a total of $47,000 and $66,000, respectively, compared to $19,000 and $32,000, respectively, in 2000.

7.	Income Taxes

No income tax provision has been included in the accompany statement of operations due to the existence and utilization of the net operating loss carryforwards.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Going Concern. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. On June 30, 2001, the Company has a deficiency in working capital of $6,598,523 and an accumulated deficit of $17,819,516. The significant increase in the working capital deficiency is due to the reclassification from long term to short term of approximately $5,700,000 in debt that matures in May 2002. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company has significantly improved its financial performance compared to prior years. For the three month period ended June 30, 2001, the Company had net income of $446,382 compared to a net loss of $195,402 in 2000. In addition, cash provided from operating activities was $251,839 in 2001 compared to cash used in operating activities of $661,535 in 2000.

Management’s plans for the Company to continue as a going concern include (a) increasing sales to the domestic OEM water filtration market, (b) continuing improvement in the Company’s production processes and quality controls to increase gross profit margins, (c) continuing research and development efforts for new filtration and disinfection products for the potable water treatment market, and (d) securing additional long and short term sources of liquidity through debt financing and/or new equity. There is no assurance whatsoever that these plans will be successful.

The Company is evaluating its available options to raise capital. These options include, but are not limited to, private placements of new debt financing or equity securities to accredited investors, registered offerings of the Company’s common stock and strategic partnership or joint venture arrangements. In addition, the Company will evaluate the possibility of converting to equity some or all of its outstanding short term and long term debt. There is no assurance that the Company will be able to obtain additional financing, or that the terms of any such financing will be acceptable to the Company. If the Company’s efforts to raise additional capital are not successful, the Company’s operations may be negatively impacted. However, Management believes that the Company’s projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000

Net Sales. For the three month period ended June 30, 2001, the Company had record net sales of $5,033,750, an increase of 157% from 2000 sales of $1,958,131. For the six month period ended June 30, 2001, the Company had record total net sales of $9,193,210, an increase of 192% from 2000 sales of $3,144,284. The significant increase in sales is due to increased sales to the OEM appliance market for both original equipment and replacement filters. The Company’s two largest OEM customers accounted for $8,218,736 or 89.4% of total net sales for the first six months of 2001, compared to $2,336,934 or 74.0% of total net sales for the same period in 2000.

International sales represented approximately 5.0% of total net sales for the first six months of 2001 compared to 13.0% in 2000.

Gross Profit. For the three and six month periods ended June 30, 20001, the Company recognized a gross profit of $1,230,223 and $2,231,535, respectively, representing 24.4% and 24.3% of total net sales, respectively. During the same periods in 2000, the Company recognized a gross profit of $506,542 and $843,862, respectively, representing 25.9% and 26.8% of total net sales respectively. The decrease in gross profit, as a percentage of total net sales, is primarily due to higher labor and material costs associated with the manufacture of new products to support the increased sales to the OEM market. The Company is currently implementing new automation and is continuing to explore innovative methods to reduce its costs of manufacturing.

Operating Expenses. Selling, general, and administrative expenses for the three and six month periods ended June 30, 2001 were $511,216 and $1,013,914, respectively, representing 10.2% and 11.0% of total net sales, respectively. For the same periods in 2000, selling, general and administrative expenses were $389,982 and $793,725, respectively, representing 19.9% and 25.2% of total net sales, respectively. The increase in selling, general, and administrative expenses is primarily due to higher employee headcount, professional fees and expenses related to moving to larger production facilities.

Research and development costs were slightly higher for the first six months in 2001 than in 2000 due to new product development for the OEM market. The Company anticipates that research and development spending will remain at current levels for the remainder of 2001 as the Company pursues new OEM opportunities in the U.S. market.

Nonoperating Activity. Interest expense was $100,264 and $209,517, respectively, for the three and six month period ending June 30, 2001. During the same periods in 2000, interest expense was $83,004 and $114,564, respectively. The increase is attributed to an increase in debt financing for the investment in new equipment and working capital needs for the OEM market.

Liquidity and Capital Resources

The Company’s working capital requirements during the first six months of 2001 were met principally by cash provided from operations of $251,839, proceeds from bank borrowings of $100,000 and proceeds from the issuance of common stock of $35,000. As of June 30, 2001, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $6,598,523 compared with a working capital deficit of $1,261,128 as of December 31, 2000. The significant increase in the working capital deficiency is due to the reclassification from long term to short term of approximately $5,700,000 in debt that matures in May 2002. Management believes that the Company’s projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

For the six month period ended June 30, 2001, cash decreased $89,939, primarily due to cash used in investing activities of $248,354 and cash used by financing activities of $93,424, which was essentially offset by cash provided by operations of $251,839. Cash provided by operations included the net income of $571,133 along with an increase in accounts payable of $949,084, partially offset by increases in accounts receivable of $621,400, inventory of $887,501 and other current assets of $23,140. Net cash used by investing activities primarily consisted of purchases of property and equipment of $248,904. Net cash used by financing activities included payments on long-term debt obligations of $228,424, partially offset by proceeds from bank borrowings of $100,000 and proceeds from issuance of common stock of $35,000.

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

On June 30, 2001, advances outstanding on the Company’s revolving line of credit were $700,000 of the total revolving credit line of $1,400,000.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of $172,500 annually of its cyst filter requirements for certain of its products. Through June 30, 2001, the Company has paid a total of $246,000 of its total estimated contract obligation of $862,500. During 2001, the Company anticipates it will pay approximately $467,000, which represents the remaining obligation for 1999, 2000 and 2001. Failure of the Company to perform under this agreement could have a significant negative impact on the Company’s financial resources.

The Company estimates that, for the remainder of 2001, it will have working capital needs of approximately $500,000 to fund its operations and approximately $250,000 to fund capital expenditures needs for office and manufacturing equipment. The Company expects that these needs will be funded through cash provided from operations and existing availability on the Company’s revolving credit facility.

Foreign Currency Effects

Foreign currency exchange rate fluctuations have reduced the demand for the Company’s products in Asian and Eastern Europe markets. The Company anticipates this trend to continue during the remainder of 2001.

Effects of Inflation

The Company believes that during 2001 and 2000 inflation has not had a material impact on the Company’s business.

Recent Accounting Pronouncements

In July, 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its existing operations. Any business combination transactions in the future would be accounted for under this new guidance.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On January 31, 2001 the Company issued 11,200 shares of Common Stock to Tapemark Company in a private placement. The shares were issued upon exercise of a stock option held by Tapemark that had been issued in payment for rent. The exercise price was $3.125 per share. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The shares were issued to a single person who acquired them for investment for its own account. Based on these facts the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of shareholders on May 16, 2001. The shareholders present in person or by proxy voted to re-elect the current members of the Board of Directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.

Nominee	Votes For	Withheld
Robert C. Klas, Sr	1,033,862	0
Biloine W. Young	1,033,862	0
John A. Clymer	1,033,862	0
Robert C. Klas, Jr	1,033,862	0
Ronald A. Mitsch	1,033,862	0

The shareholders also ratified the selection of McGladrey & Pullen, LLP as the Company’s independent auditors for 2001 by a vote of 1,033,862 shares in favor, zero shares against, zero shares abstaining and zero shares as broker non-votes.

The shareholders also ratified an amendment to the Company’s 1996 Stock Plan by a vote of 1,033,862 shares in favor, zero shares against, zero shares abstaining and zero shares as broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of the report:

(a)	Exhibits.

No exhibits are filed with this report.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 2001.

SIGNATURES

          In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 24, 2001	WTC Industries, Inc.

By: /s/ Robert C. Klas, Sr.
Robert C. Klas, Sr.
Chief Executive Officer

By: /s/ Gregory P. Jensen
Gregory P. Jensen
Chief Financial Officer