Form 10QSB
period 2001-09-30
WTC INDUSTRIES INC
filed 2001-10-31
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001, or

( )      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________


COMMISSION FILE NUMBER 0-19622
                      --------

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

1,495,398 shares of Common Stock as of October 29, 2001

         Transitional Small Business Disclosure Format (check one):
Yes _____; No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARY

INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Unaudited Balance Sheet
             September 30, 2001 and Audited Balance Sheet
             December 31, 2000                                                3

        Condensed Consolidated Unaudited Statements of Operations
             Three Months Ended September 30, 2001 and 2000                   4

        Condensed Consolidated Unaudited Statements of Operations
             Nine Months Ended September 30, 2001 and 2000                    5

        Condensed Consolidated Unaudited Statements of Cash Flows
             Nine Months Ended September 30, 2001 and 2000                    6

        Notes to Condensed Consolidated Unaudited Financial Statements        7

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              (Unaudited)
                                                              September 30,    December 31,
ASSETS                                                            2001              2000
------                                                        ------------     ------------
CURRENT ASSETS
       Cash                                                   $     16,446     $     94,671
       Accounts receivable (Note 3)                              3,496,107        1,022,618
       Inventories (Note 4)                                      1,402,681          874,523
       Prepaid expenses and other                                  102,724           59,250
                                                              ------------     ------------
             TOTAL CURRENT ASSETS                                5,017,958        2,051,062

PROPERTY AND EQUIPMENT                                           2,760,103        2,363,883
       Less accumulated depreciation                             1,096,959          874,765
                                                              ------------     ------------
                                                                 1,663,144        1,489,118

OTHER ASSETS                                                        90,340          120,976
                                                              ------------     ------------

                                                              $  6,771,442     $  3,661,156
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
       Note payable to bank                                   $  2,000,000     $    600,000
       Current maturities of long-term debt                      6,104,640          525,723
       Accounts payable                                          1,615,494          936,814
       Customer deposits                                            59,277          232,255
       Accrued interest payable                                    316,689          281,022
       Accrued compensation and related expenses                   383,046           77,013
       Other accrued expenses                                      678,709          659,363
                                                              ------------     ------------
             TOTAL CURRENT LIABILITIES                          11,157,855        3,312,190

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                           25,008        5,918,611
                                                              ------------     ------------
                                                                    25,008        5,918,611
                                                              ------------     ------------
STOCKHOLDERS' DEFICIT (Note 5)
       Common stock                                                149,540          148,020
       Additional paid-in capital                               12,733,965       12,687,981
       Receivable from officer on issuance of common stock         (14,150)         (15,000)
       Accumulated deficit                                     (17,280,776)     (18,390,646)
                                                              ------------     ------------
                                                                (4,411,421)      (5,569,645)
                                                              ------------     ------------

                                                              $  6,771,442     $  3,661,156
                                                              ============     ============


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended September 30,
                                                           ---------------------------------
                                                                2001               2000
                                                           --------------     --------------
NET SALES                                                  $    5,279,399     $    2,285,515

COST OF GOODS SOLD                                              3,765,530          1,649,239
                                                           --------------     --------------

GROSS PROFIT                                                    1,513,869            636,276

EXPENSES
        Selling, general and administrative                       628,238            447,133
        Research and development                                  260,695            319,006
                                                           --------------     --------------
                                                                  888,933            766,139
                                                           --------------     --------------

INCOME (LOSS) FROM OPERATIONS                                     624,936           (129,863)

NONOPERATING (INCOME) EXPENSE
        Interest expense (Note 7)                                 101,197            100,626
        Gain on disposal of fixed assets                          (15,000)                --
                                                           --------------     --------------
                                                                   86,197            100,626
                                                           --------------     --------------

NET INCOME (LOSS)                                          $      538,739     $     (230,489)
                                                           ==============     ==============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC                          $         0.36     $        (0.16)
                                                           ==============     ==============
EARNINGS (LOSS) PER SHARE - DILUTED                        $         0.26     $        (0.16)
                                                           ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                                   1,494,000          1,480,000
                                                           ==============     ==============
        DILUTED                                                 2,058,000          1,480,000
                                                           ==============     ==============


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Nine months ended September 30,
                                                           ---------------------------------
                                                                2001               2000
                                                           --------------     --------------
NET SALES                                                  $   14,472,609     $    5,429,799

COST OF GOODS SOLD                                             10,727,206          3,949,661
                                                           --------------     --------------

GROSS PROFIT                                                    3,745,403          1,480,138

EXPENSES
        Selling, general and administrative                     1,642,151          1,240,859
        Research and development                                  696,000            736,732
                                                           --------------     --------------
                                                                2,338,151          1,977,591
                                                           --------------     --------------

INCOME (LOSS) FROM OPERATIONS                                   1,407,252           (497,453)

NONOPERATING (INCOME) EXPENSE
        Interest expense (Note 7)                                 310,714            245,190
        Gain on disposal of fixed assets                          (13,334)                --
                                                           --------------     --------------
                                                                  297,380            245,190
                                                           --------------     --------------

NET INCOME (LOSS)                                          $    1,109,872     $     (742,643)
                                                           ==============     ==============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS (LOSS) PER SHARE - BASIC                          $         0.74     $        (0.53)
                                                           ==============     ==============
EARNINGS (LOSS) PER SHARE - DILUTED                        $         0.54     $        (0.53)
                                                           ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                                   1,492,000          1,409,000
                                                           ==============     ==============
        DILUTED                                                 2,042,000          1,409,000
                                                           ==============     ==============


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine months ended September 30,
                                                                  ---------------------------------
                                                                       2001               2000
                                                                  --------------     --------------
OPERATING ACTIVITIES
       Net income (loss)                                          $    1,109,872     $     (742,643)
       Adjustments to reconcile net loss to net cash
          used by operating activities:
          Depreciation                                                   358,386            116,613
          Amortization                                                    30,636                 --
          Gain on disposal of fixed assets                               (13,334)                --
          Noncash consulting services                                      8,252                 --
          Accretion of long-term debt discount                            29,301             32,731
          Changes in operating assets and liabilities:
            Accounts receivable                                       (2,473,489)          (248,537)
            Inventories                                                 (528,158)          (575,843)
            Current and other assets                                     (43,474)            36,599
            Accounts payable                                             678,680            386,400
            Accrued expenses                                             188,068            212,113
                                                                  --------------     --------------
                 Net cash used in operating activities                  (655,260)          (782,567)
                                                                  --------------     --------------

INVESTING ACTIVITIES
       Note receivable from officer                                          850             15,000
       Proceeds on sale of equipment                                      16,678
       Purchases of property and equipment                              (473,040)        (1,164,473)
                                                                  --------------     --------------
                 Net cash used in investing activities                  (455,512)        (1,149,473)
                                                                  --------------     --------------

FINANCING ACTIVITIES
       Proceeds from (payments to) bank                                1,400,000          1,775,000
       Proceeds from issuance of common stock                             39,250            257,500
       Payments on long-term obligations                                (406,703)          (110,196)
                                                                  --------------     --------------
                 Net cash provided by financing activities             1,032,547          1,922,304
                                                                  --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (78,225)            (9,736)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                94,671             11,043
                                                                  --------------     --------------

       End of period                                              $       16,446     $        1,307
                                                                  ==============     ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                   $      245,746     $      161,609
                                                                  ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES -
       Common stock issued on conversion of debt                  $           --     $      450,000
       Bank financing converted to promissory note to chairman                --            750,000
       Common stock issued for payment of rent                                --             35,000
       Equipment financed through capital leases                          62,716                 --


See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND LIQUIDITY

BUSINESS - WTC Industries, Inc., (the "Company") designs, manufactures, and markets water filtration and purification products for the potable water market. The potable water market includes residential, commercial, and food service. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium, giardia, bad taste and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria and viruses with the use of PentaPure(R) iodinated resin.

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

The Company anticipates continued growth in coming years based on the following growth strategies:

NEW PRODUCT DEVELOPMENT. The Company has developed high value-added products for the appliance market. The Company anticipates that it will continue to grow market share by providing products that it believes are superior in design, function and quality. Increasing sales to the appliance market will enable the Company to continue to explore new filtration and purification technologies and invest in new product development.

CONTINUED IMPROVEMENT IN OPERATING EFFICIENCIES. The Company believes it can continue to improve gross profit margins by reducing material costs and increasing production efficiencies. During the third quarter, the Company implemented new manufacturing automation that increased both production capacity and quality while significantly reducing labor costs.

GOING CONCERN - The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2001, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $6,139,897 and an accumulated deficit of $17,280,776. The significant increase in the working capital deficiency, as compared to December 31, 2000, is due to the reclassification from long term to short term of approximately $5,500,000 in debt that matures in May 2002. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. Management believes that the Company's projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

The Company has significantly improved its financial performance compared to prior years. For the three and nine month periods ended September 30, 2001, the Company had net income of $538,739 and $1,109,872, respectively, compared to a net loss of $230,489 and $742,643, respectively, in 2000. As a result of the significant improvement in the Company's financial performance, the Company's bank increased the revolving line of credit from $1,400,000 to $2,000,000.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic water filtration market, (b) continuing to improve gross profit margins by reducing material costs and improving production processes and quality controls, (c) continuing research and development efforts for new filtration and disinfection products for the potable water treatment market, and (d) exploring various alternatives for the payment and refinancing of the debt that matures in 2002. There is no assurance whatsoever that these plans will be successful.

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

3.       ACCOUNTS RECEIVABLE

Accounts receivable were $3,496,107 and $1,022,618 at September 30, 2001 and December 31, 2000, respectively. The increased balance at September 30, 2001 reflects increased sales volume and terms granted to new customers.

4.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:      Sept 30, 2001      December 31, 2000
-------------------------------------      -------------      -----------------

Raw Materials                              $     935,530          $     621,866
Work-in-process                                   54,962                  5,604
Finished Goods                                   412,189                247,053
                                           -------------          -------------
                                           $   1,402,681          $     874,523
                                           =============          =============

The increase in inventory is due to increases in raw materials to support the increased sales volume. The total inventory reserve as of September 30, 2001 and December 31, 2000 was approximately $442,000 and $533,000, respectively.

5.       COMMON AND PREFERRED STOCK

COMMON STOCK - At September 30, 2001 and December 31, 2000, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,495,398 and 1,480,198, respectively, shares issued and outstanding.

PREFERRED STOCK - At September 30, 2001 and December 31, 2000, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

6.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of approximately $172,500 annually of its cyst filter requirements for certain of its products. The Company has accrued the remaining estimated commitment not likely to be fulfilled under this contract. At September 30, 2001 and December 31, 2000, $331,000 and $443,500, respectively, were included in current liabilities.

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

7.       RELATED-PARTY TRANSACTIONS

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. Mr. Robert C. Klas, Sr., the Company's Chairman and largest stockholder, is also the Chairman of the Board of Tapemark. During the three and nine month periods ended September 30, 2001, the Company paid Tapemark approximately $34,000 and $100,000, respectively, compared to $14,000 and $46,000, respectively, in 2000.

Interest expense related to the borrowings with the chairman, the company affiliated with the chairman, and other directors charged to operations for the three and nine month periods ended September 30, 2001 were approximately $51,000 and $158,000 respectively, compared to $56,000 and $134,000, respectively, in 2000.

8.       NOTES PAYABLE

On August 31, 2001, the Company increased its revolving credit line with a bank from $1,400,000 to $2,000,000. There were no transaction expenses or fees related to the loan amendment.

9.       INCOME TAXES

No income tax provision has been included in the accompany statement of operations due to the existence and utilization of the net operating loss carryforwards.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

GOING CONCERN. The accompanying financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2001, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $6,139,897 and an accumulated deficit of $17,280,776. The significant increase in the working capital deficiency, as compared to December 31, 2000, is due to the reclassification from long term to short term of approximately $5,500,000 in debt that matures in May 2002. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. Management believes that the Company's projected improvement in profitability, collection of accounts receivable and available sources of liquidity through bank financing and other sources are sufficient to meet current and anticipated requirements for the foreseeable future.

The Company has significantly improved its financial performance compared to prior years. For the three and nine month periods ended September 30, 2001, the Company had net income of $538,739 and $1,109,872, respectively, compared to a net loss of $230,489 and $742,643, respectively, in 2000. As a result of the significant improvement in the Company's financial performance, the Company's bank increased the revolving line of credit from $1,400,000 to $2,000,000.

Management's plans for the Company to continue as a going concern include (a) increasing sales to the domestic water filtration market, (b) continuing to improve gross profit margins by reducing material costs and improving production processes and quality controls, (c) continuing research and development efforts for new filtration and disinfection products for the potable water treatment market, and (d) exploring various alternatives for the payment and refinancing of the debt that matures in 2002. There is no assurance whatsoever that these plans will be successful.

The condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. For the three month period ended September 30, 2001, the Company had record net sales of $5,279,399, an increase of 131% from 2000 sales of $2,285,515. For the nine month period ended September 30, 2001, the Company had record total net sales of $14,472,609, an increase of 167% from 2000 sales of $5,429,799. The significant increase in sales is due to increased sales to the appliance market for both original equipment and replacement filters.

The Company's two largest customers accounted for $12,881,000 or 89.0% of total net sales for the first nine months of 2001, compared to $3,986,000 or 73.4% of total net sales for the same period in 2000. Sales to one of these customers in the fourth quarter may be lower than expected due to a work stoppage currently in process at the customer's manufacturing facility.

International sales represented approximately 5.0% of total net sales for the first nine months of 2001 compared to 13.0% in 2000.

GROSS PROFIT. For the three and nine month periods ended September 30, 2001, the Company recognized a gross profit of $1,513,869 and $3,745,403, respectively, representing 28.7% and 25.9% of total net sales, respectively. During the same periods in 2000, the Company recognized a gross profit of $636,276 and $1,480,138, respectively, representing 27.8% and 27.2% of total net sales respectively. The increase in gross profit during the third quarter, as a percentage of total net sales, is primarily due to lower labor costs as a result of implementing new automation equipment associated with the manufacture of new products to support the increased sales to the appliance market. Management is continuing to explore methods to reduce its costs of manufacturing.

OPERATING EXPENSES. Selling, general, and administrative expenses for the three and nine month periods ended September 30, 2001 were $628,238 and $1,642,151, respectively, representing 11.9% and 11.3% of total net sales, respectively. For the same periods in 2000, selling, general and administrative expenses were $447,133 and $1,240,859, respectively, representing 19.6% and 22.8% of total net sales, respectively. The increase in selling, general, and administrative expenses is primarily due to higher employee headcount, professional fees and expenses related to moving to larger production facilities.

The Company anticipates that research and development spending will remain at current levels for the remainder of 2001 as the Company pursues new water filtration opportunities in the U.S. market.

NONOPERATING ACTIVITY. Interest expense was $101,197 and $310,714, respectively, for the three and nine month period ending September 30, 2001. During the same periods in 2000, interest expense was $100,626 and $245,190, respectively. The increase is attributed to an increase in debt financing for the investment in new equipment and working capital needs for the increased sales to the appliance market which was offset somewhat by lower interest rates during 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital requirements during the first nine months of 2001 were met principally by proceeds from bank borrowings of $1,400,000 and proceeds from the issuance of common stock of $39,250. As of September 30, 2001, the Company had a working capital deficit (total current liabilities in excess of total current assets) of $6,139,897 compared with a working capital deficit of $1,261,128 as of December 31, 2000. The significant increase in the working capital deficiency is due to the reclassification from long term to short term of approximately $5,500,000 in debt that matures in May 2002. Management is in the process of exploring its alternatives for payment or refinancing of the debt due in May 2002, and believes that the Company will be able to refinance a significant portion of its existing debt. This refinancing, together with the Company's projected improvement in profitability, collection of accounts receivable and other sources of liquidity are expected to be sufficient to meet current liquidity needs and other anticipated requirements for the foreseeable future.

For the nine month period ended September 30, 2001, cash decreased $78,225, primarily due to cash used by investing activities of $455,512, cash used in operating activities of $655,260, which was essentially offset by cash provided by financing activities of $1,032,547. Cash used in operations included the increases in accounts receivable of $2,473,489, in inventory of $528,158 and in other current assets of $43,474, which was partially offset by net income of $1,109,872, and increases in accounts payable of

$678,680 and accrued expenses of $188,068. The significant increase in accounts receivable is due to increased sales volume and terms granted new customers. The increase in inventory is due to increases in raw materials to support the increased sales volume. Net cash used by investing activities primarily consisted of purchases of property and equipment of $473,041 which was partially offset by proceeds from the sale of equipment of $16,678. Net cash provided by financing activities included proceeds from bank borrowings of $1,400,000 and proceeds from issuance of common stock of $39,250, which was partially offset by payments on long-term debt obligations of $406,703.

For the nine month period ended September 30, 2000, cash decreased $9,736, primarily due to cash used in operating activities of $782,567 and cash used in investing activities of $1,149,473, which was essentially offset by cash provided by financing activities of $1,922,304. Significant cash uses by operating activities included increases in accounts receivable of $248,537 and inventory of $575,843, partially offset by increases in accounts payable of $386,400 and accrued expenses of $212,113. The increase in inventory is due to increases in raw materials to support the increased sales volume. Net cash used by investing activities consisted primarily of purchases of property and equipment of $1,164,473. Net cash provided by financing activities included bank loans totaling $1,775,000 and the issuance of Company common stock of $257,500, partially offset by payments on long-term debt of $110,196.

On September 30, 2001, the Company's revolving line of $2,000,000 was fully utilized.

The Company has an agreement with a supplier that expires in June 2002 under which the Company is obligated to purchase a minimum of approximately $172,500 annually of its cyst filter requirements for certain of its products. Through September 30, 2001, the Company has paid a total of $359,000 of its total estimated contract obligation of $862,500. During the fourth quarter of 2001, the Company anticipates it will pay approximately $150,000, which will leave a remaining obligation payable in 2002 of $353,500.

The Company estimates that, for the remainder of 2001, its needs for working capital and capital expenditures will be funded through cash provided from operations and bank borrowings.

FOREIGN CURRENCY EFFECTS
------------------------

Foreign currency exchange rate fluctuations have reduced the demand for the Company's products in Asian and Eastern Europe markets. The Company anticipates this trend to continue during the remainder of 2001.

EFFECTS OF INFLATION
--------------------

The Company believes that during 2001 and 2000 inflation has not had a material impact on the Company's business.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.


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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2001, the Company issued 4,000 shares to employees due to exercises of stock options. The exercise price was $1.0625 per share. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The shares were issued pursuant to a registration statement filed under the Securities Act of 1933, as amended.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

      (a)   EXHIBITS.

            No exhibits are filed with this report.

      (b)   REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2001                      WTC Industries, Inc.

                                        By:  /s/ James Carbonari
                                             -----------------------------------
                                             James Carbonari
                                             Chief Executive Officer

                                        By:  /s/ Gregory P. Jensen
                                             -----------------------------------
                                             Gregory P. Jensen
                                             Chief Financial Officer