Form 10KSB40
period 2001-12-31
WTC INDUSTRIES INC
filed 2002-03-28
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

      State issuer's revenues for its most recent fiscal year:  $18,981,677

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $1,929,090 as of February 15, 2002

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,501,898 shares of Common Stock as of February 15, 2002

      Documents Incorporated by Reference: Yes

      Transitional Small Business Disclosure Format (check one):
                                                                Yes: ___ No: _X_

PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

WTC Industries, Inc., (the "Company" or "WTC") is a Delaware corporation and was incorporated in April 1978. Until November 1988, the Company was located in Michigan, where the Company's principal efforts were directed at developing prototype products incorporating an iodinated resin technology and marketing those products to the U.S. government and to service and relief organizations for use in foreign countries. In November 1988, the Company moved to Minnesota and expanded its product development efforts to include commercial applications. By September 1991 had a family of water purification products developed for the international market and raised nearly $4 million through an initial public offering of its common stock.

In December 1994 the Company merged with Ecomaster Corporation to form a new wholly owned subsidiary named WTC/Ecomaster Corporation. In February 1998 the subsidiary changed its name to PentaPure Incorporated.

BUSINESS

The Company designs, manufactures, and markets water filtration and purification products for the potable water market, which includes residential and commercial consumers. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium and giardia, bad taste and odor. In addition to filtration, some of the Company's products also purify water by devitalizing or removing bacteria and viruses. The Company's customers are (i) original equipment manufacturers of home appliances based in the United States, and (ii) foreign or domestic customers who ultimately resell the products to foreign consumers.

                                    PRODUCTS

The Company's products fall into the following categories: systems and cartridges for use by original equipment manufacturers of home appliances; portable systems; and point-of-use systems. The Company's products have a broad range of applications, including home, travel, outdoor recreation, military and emergency relief.

HOME APPLIANCE SYSTEMS

The Company has developed several filtration systems for the home appliance market. Modern home refrigerators, particularly the more "high end" models, often have the ability to dispense drinking water. The Company's filtration systems provide a means to filter the drinking water using a filtration cartridge mounted inside the refrigerator that is periodically changed by the consumer. The Company's patented "dry-change" system allows the consumer to easily and conveniently replace the filter cartridge without leaking or spilling water.

The Company's sales increased sharply in 2001, primarily due to increased sales of original equipment filtration systems to a new manufacturing customer who began purchasing in late 2000. In addition, net sales from replacement filters continue to increase as a result of a larger installed base of filtration systems. The Company anticipates revenues to continue to increase from the sale of filtration systems and replacement filters to the home appliance market.

POINT-OF-USE AND PORTABLE SYSTEMS

The Company sells a family of point-of- use "wet change" filtration and purification systems that are designed for residential or outdoor use in international markets. The systems for residential use typically attach to the water line under a sink and dispense purified water through a dedicated faucet. Individual systems can be configured to accommodate specific water quality problems. The Company's portable systems are designed for the travel, outdoor recreation, military and emergency relief markets.

Although the portable and point-of-use systems vary in size and capacity, the product configuration includes the following four stages: (i) a carbon filter removes sediment and organic material, (ii) iodinated resin devitalizes water-borne bacteria and virus, (iii) carbon blocks remove undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants, and (iv) a scavenger media removes iodide residuals to improve taste. The result is fresh, purified water for drinking and cooking.

                             DISTRIBUTION AND SALES

U.S. MARKET

The past six years, the Company has implemented a marketing strategy that focuses on sales to major U.S. appliance manufacturers. This strategy is intended to allow the Company to utilize the brand recognition and the sales and distribution networks of these large customers, while reducing the Company's overall sales and marketing expense.

The Company's domestic sales accounted for 93% of total net sales in 2001, compared to 88% in 2000. The Company's two largest customers, both of whom manufacture home appliances, accounted for 55% and 28% of the Company's total net sales in 2001, compared to 26% and 51%, respectively, in 2000. There are only a few U.S. manufacturers of major home appliances, and these manufacturers each tend to have a significant market share. Thus the Company views the concentration of its customers in this market as inevitable. As the installed base of the Company's filter systems in a particular manufacturer's products grows, the Company believes that this increases the difficulty that the manufacturer might encounter in switching to an incompatible filtration system, and reduces the likelihood that the manufacturer will replace the Company as a supplier. See "Competition" and "Intellectual Property" below.

INTERNATIONAL MARKETS

Internationally, the Company uses independent sales representatives and distributors to market its products. The Company's agreements with its international distributors are usually for a period of two years and usually assign an exclusive territory, prohibit distributors from carrying competing products, and require distributors to carry an adequate stock of its products. The Company does not believe that the loss of any one of its distributors would have a material adverse affect on the Company.

International sales accounted for 7% of total net sales in 2001, compared to 12% in 2000. The Company anticipates sales to remain at current levels primarily due to the Company's focus on the domestic market.

                                   COMPETITION

The markets in which the Company competes are highly competitive. Due to the broad spectrum of product and market applications in the water filtration industry, there are many companies that compete with one or more of the Company's products.

In the appliance market, the main competitive factors are technology, product quality, intellectual property rights and price. The Company's principal competitors or potential competitors in the appliance market are Cuno, EcoWater, US Filter, and various foreign companies for which the Company does not have specific information. The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold which is permanently mounted inside the refrigerator to attach to the filter cartridge. The Company believes that as the installed base of refrigerators that are designed to accept the Company's filter cartridge increases, this need for compatibility and the Company's patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturer. The need for compatibility is also an advantage from the appliance manufacturer's standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer, who in turn obtains them from the Company.

In the point-of-use and portable systems markets there are a large number of competitors that vary according to the specific product and application.

                           MANUFACTURING AND SUPPLIERS

The Company performs all of its own product assembly at two facilities in Minnesota and believes that it generally has sufficient manufacturing capacity for the foreseeable future.

Most of the vendors that manufacture plastic component parts for the Company's products utilize tooling owned by either the Company or the Company's customers. Management believes that components used in the Company's products can be purchased from more than one vendor in the event a current supplier is unable or unwilling to continue to do so.

The Company utilizes the services of an independent contractor to manufacture iodinated resin that is incorporated into the Company's portable and point-of-use products that are sold to international consumers. Certain techniques used to manufacture the iodinated resins were developed by and are the property of the supplier. The Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from this supplier. The supplier has agreed to sell the iodinated resin only to the Company and one other party. The other party does not compete with the Company in any of its product applications.

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. Mr. Robert C. Klas, Sr., the Company's CEO, Chairman and largest stockholder, is also the Chairman of the Board of Tapemark. During the years ended December 31, 2001 and 2000, the Company paid Tapemark a total of $123,000 and $87,000, respectively, for these services.

The Company has an agreement with a supplier that expires in June 2002, under which the Company is obligated to purchase a minimum annual number of filters. Robert Klas, Sr., has personally guaranteed the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. Through December 31, 2001, the Company has paid a total of $408,000 of its estimated contract obligation of $862,500. During 2002, the Company anticipates it will pay its remaining obligation on the contract.

                              INTELLECTUAL PROPERTY

The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold which is permanently mounted inside the refrigerator to attach to the filter cartridge. The Company believes that as the installed base of refrigerators that are designed to accept the Company's filter cartridge increases, this need for compatibility and the Company's patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturer. The need for compatibility is also an advantage from the appliance manufacturer's standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer, who in turn obtains them from the Company.

                            RESEARCH AND DEVELOPMENT

The Company's current research and development programs are designed to develop new products or to reduce costs or enhance the filtration or purification capability of existing products. During 2001 and 2000, the Company expended $991,000 and $921,000, respectively, on research and development.

                              GOVERNMENT REGULATION

The Company utilizes the testing services of the National Sanitation Foundation
(NSF) to test and certify the Company's products sold to the appliance market. NSF is an independent, not-for-profit organization that develops standards for materials, design, construction, and performance of drinking water treatment devices used in public or private water supplies. The testing and certification process confirms that the Company's products meet NSF standards. In addition, the Company obtains state registrations for its products where required.

The manufacture, marketing and distribution in the United States of water purification devices containing active ingredients, such as iodine, is regulated by the U.S. Environmental Protection Agency (EPA). In April 1986 the EPA issued a protocol for the testing and certification of all microbiological water purification devices, including those offered by the Company. This protocol requires that to be registered as a "microbiological water purifier" in the United States, a device must remove, kill or deactivate all types of disease-causing microorganisms from the water, including bacteria, viruses and protozoan cysts, so as to render the processed water safe for drinking. In addition to EPA regulation, some states require registration of water treatment products. The Company has one product for the portable outdoor market that has passed the EPA protocol. The Company is investigating alternative disinfection technologies that would enable the Company to manufacture and sell products to the U.S. market that have passed the EPA protocol for a long-term use device. There is no assurance that these efforts can be successfully completed.

The Company is also subject to regulations with respect to the handling and disposal of elemental iodine used in manufacturing resin. While the Company believes it is in compliance with all applicable rules and regulations, there can be no assurance that more restrictive and costly requirements will not be imposed in the future.

                                    EMPLOYEES

As of February 15, 2002, the Company had 70 full time employees. The Company also utilizes employment agencies to provide temporary staffing as needed for production. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                               ITEM 2. PROPERTIES

In February 2001 the Company moved its principal place of business to Eagan, Minnesota in which the Company leases approximately 8,000 square feet of office and 27,000 square feet of production and warehouse space. The lease is for a period of five years and is personally guaranteed by the chairman for a period of three years. In consideration for his guarantee, the Company's Chairman was granted a warrant to purchase 75,000 shares of common stock at $2.50. The warrants are immediately vested and expire in five years. The market value ascribed to the warrant at the time of issuance was $123,000.

During the three years prior to the moving to the current facility, the Company leased office and manufacturing space from Tapemark in a building that also houses Tapemark's principal executive office. The Company satisfied the rent obligation for the first year of that lease (ended February 28, 1999) through the issuance of an option to purchase 11,200 shares of Company common stock at a price of $3.125 per share, which was exercised on January 31, 2001. The lease was extended an additional two years through February 28, 2001 in consideration of 46,667 shares of Company common stock. The Company did not make any cash payments to Tapemark for rent, general utilities, real estate taxes and special assessments. The Tapemark lease expired in February 2001 when the Company moved to its new facility in Eagan, Minnesota.

Since 1997 the Company has leased approximately 17,500 square feet of production space and warehouse space in Kennedy, Minnesota under various short term (generally six month) leases. The current total monthly commitment is $1,500 plus operating expenses. The leases expire at differing times during the year, subject to six month renewal options. If the Company does not exercise the renewal features on the leases, all of the leases would expire in 2002.


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

------------------------------------------------------------------------------
                        PERIOD                    LOW            HIGH
------------------------------------------------------------------------------
2000         January 1 - March 31                $ 2 1/4         $ 8
------------------------------------------------------------------------------
             April 1 - June 30                   $ 1 1/16        $ 11 1/8
------------------------------------------------------------------------------
             July 1 - September 30               $ 4             $ 9
------------------------------------------------------------------------------
             October 1 - December 31             $ 2             $ 6 7/8
------------------------------------------------------------------------------
2001         January 1 - March 31                $ 2 1/2         $ 4 5/8
------------------------------------------------------------------------------
             April 1 - June 30                   $ 2 1/2         $ 6 1/2
------------------------------------------------------------------------------
             July 1 - September 30               $ 2 1/4         $ 6 2/5
------------------------------------------------------------------------------
             October 1 -  December 31            $ 3 1/4         $ 6
------------------------------------------------------------------------------
2002         January 1 - February 15             $ 4             $ 7 3/4
------------------------------------------------------------------------------

Approximately 700 stockholders held the Company's Common Stock as of February 15, 2002.

CASH DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES
The Company had record net sales of $18,982,000 in 2001, an increase of 151% from net sales of $7,557,000 in 2000. The increase in net sales was primarily due to increased sales of original equipment filtration systems to a domestic manufacturer of home appliances which began purchasing in the fourth quarter of 2000. In addition, net sales from replacement filters continued to increase as a result of a larger installed base of home refrigerator filtration systems. The Company's two largest customers, both of whom manufacture home appliances, accounted for 55% and 28% of the Company's total net sales in 2001, compared to 26% and 51%, respectively, in 2000. The Company believes that sales to its two largest customers will continue to increase in 2002 primarily due to (i) increased demand for appliances with filtration systems, (ii) these customers expanding the number of appliance models with the Company's filtration systems, and (iii) a larger installed base of home appliance units that are designed to require replacement filters supplied by the Company.

Domestic sales were $17,613,000, or 93% of total net sales in 2001, compared to $6,655,000 or 88% in 2000. The Company anticipates continued revenue growth in this market for the reasons indicated in the previous paragraph and the possible addition of additional customers.

International sales were $1,369,000 or 7% of total net sales in 2001, compared to $902,000 or 12% in 2000. The increase is attributed to a new international customer acquiring an existing domestic customer who had significant sales to the domestic market in prior years. The Company anticipates sales to remain at current levels primarily due to the Company's focus on the domestic market.

GROSS PROFIT
The Company's gross profit was $5,146,000 in 2001 compared to a gross profit of $2,018,000 in 2000. Gross profit as a percentage of net sales was 27% in 2001 and 2000. After a reduction in gross profit in the early part of the year, primarily due to ramping up production for a new customer, gross profit margin increased to 31% in fourth quarter due to ongoing cost improvement initiatives.

OPERATING EXPENSES
Selling, general and administrative expenses (SG&A) for 2001 were $2,266,000, or 12% of net sales, compared with $1,623,000, or 22% of net sales in 2000. The increase in SG&A is mainly due to higher personnel costs of approximately $310,000, fees for professional services of approximately $167,000 due to new business development activities and occupancy expenses of approximately $142,000 related to a new leased facility.

Research, development and engineering expenses for 2001 were $991,000, or 5% of net sales, compared to $921,000 in 2000. The Company plans to continue to invest in new product development, cost reduction programs and expanding filtration and disinfection technology capabilities.

INCOME (LOSS) FROM OPERATIONS
As a result of the above, income from operations was a record $1,889,000 or 10% of total net sales in 2001, compared to a loss from operations of $526,000 or 7% in 2000.

INTEREST EXPENSE
Interest expense increased to $402,000 in 2001 from $357,000 in 2000, primarily as a result of higher outstanding average borrowings throughout 2001, offset in part by lower interest rates.

INCOME TAXES
No provision for income taxes has been recorded for 2001 and 2000. In 2001, the Company used federal net operating loss carryforwards against taxable income. In 2000, no income taxes were owed because of the loss that year.

LIQUIDITY AND CAPITAL RESOURCES

During 2001, the Company generated $9,700 from operations, compared to cash used in operations of $741,000 in 2000. The principal reason for the improvement was the net income of $1,500,000 in 2001 compared to a loss of $920,000 in 2000. Increases in accounts receivable and inventory for both 2001 and 2000 are due to the significant increase in sales for original equipment filtration systems to a new customer who began purchases in the fourth quarter of 2000. In addition, net sales from replacement filters have increased due to a larger installed base of refrigerators with the Company's filtration systems.

Net cash used in investing activities was $578,000 and $1,376,000 in 2001 and 2000, respectively. The Company has invested in new capital equipment to support the increased sales volumes and to initiate cost reduction programs through automation to improve financial performance.

Net cash provided by financing activities was $567,000 and $2,200,000 in 2001 and 2000, respectively. In 2001, the increase in debt financing was used to finance the increase in accounts receivables and inventories and new equipment purchases. The Company is meeting its principal and interest requirements as a result of the Company's improved financial performance and utilization of its net operating loss carryforwards. This enables the Company to more readily obtain new debt financing from commercial lenders on a long-term basis. In 2000, the major increase in debt was to fund the new equipment purchases and to support modest increases in accounts receivable and inventory.

At December 31, 2001, the Company had a bank credit facility which provided for up to $2,000,000 of revolving debt, of which $1,700,000 was outstanding, and term loan debt of $1,101,000. On February 27, 2002, the bank credit agreement was amended to increase the revolving credit facility to $3,000,000 and provide for up to $5,000,000 of term loans. Both the revolving and term loans bear interest at LIBOR plus 2.5%. The revolving facility matures on May 1, 2004 and the term loans mature on March 1, 2005. Substantially all of the assets of the Company continue to be pledged under the credit facility, but the Company's Chairman is no longer required to co-sign the credit facility. As of March 4, 2002, there was no outstanding balance on the revolving line and $5,000,000 in term loans outstanding under the credit facility.

The Company used the proceeds from the amended credit facility (i) to retire $1,100,000 of indebtedness under promissory notes held by various individuals,
(ii) to retire $480,000 of indebtedness to Tapemark Company (of which the Company's Chairman is a significant shareholder), (iii) to repay $750,000 in principal on loans by the Company's Chairman (leaving a remaining balance of $2,489,000 which is due on December 31, 2003), and (iv) to finance capital expenditures and for working capital.

The Company has an agreement with a supplier that expires in June 2002, under which the Company is obligated to purchase a minimum annual number of filters. Through December 31, 2001, the Company has paid a total of $408,000 of its total estimated contract obligation of $862,000. During 2002, the Company anticipates it will pay approximately $454,000, which represents the remaining obligation for 1999, 2000 and 2001.

A summary of the Company's contractual cash obligations at December 31, 2001, giving effect the payments referred to above related to the Company's new credit facility and to lease obligations, are as follows:

                         --------------------------------------------------------------------------------------------
                                                           PAYMENTS DUE BY PERIOD
------------------------ --------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS       TOTAL             2002             2003            2004          2005         2006
------------------------ ---------------- ----------------- --------------- --------------- ------------ ------------
Long-Term debt (1)            $7,533,000        $1,286,000      $4,185,000      $1,788,000     $380,000         $ --
------------------------ ---------------- ----------------- --------------- --------------- ------------ ------------
Long-Term Revolving
Line of Credit                   106,000                --              --              --           --           --
------------------------ ---------------- ----------------- --------------- --------------- ------------ ------------
Operating Leases                 737,000           163,000         157,000         163,000      160,000       94,000
------------------------ ---------------- ----------------- --------------- --------------- ------------ ------------
Purchase Agreement
with Supplier                    454,000           454,000              --              --           --           --
------------------------ ---------------- ----------------- --------------- --------------- ------------ ------------
Total Contractual Cash        $8,830,000        $1,903,000      $4,342,000      $1,951,000     $540,000      $94,000
Obligations
------------------------ ---------------- ----------------- --------------- --------------- ------------ ------------


(1) Includes debt to the Company's Chairman of $ 2,489,000 due December 31,
    2003.

The Company had net working capital (total current assets less total current liabilities) of $552,000 as of December 31, 2001, compared with a working capital deficit of $1,261,000 as of December 31, 2000. The increase is due primarily to the reclassification of certain debt to long-term as a result of the subsequent debt refinancing. Management believes that cash flow from operations during 2002 and 2003 and the Company's new bank financing will provide adequate cash to meet the Company's capital requirements and operational needs, including the contractual obligations and commitments summarized above.

ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in the footnotes to the financial statements. Some of the most important policies are discussed below.

We recognize revenue upon shipment of our products, FOB shipping point. We have no arrangements with customers under which they can return our product for other than warranty claims. We experience only a small amount of such warranty claims.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $9,000 should be adequate for any exposure to loss on our December 31, 2001 accounts receivable. We have also established reserves for slow moving and obsolete inventories. These reserves have decreased as we disposed of the slow moving inventory. We expect the reserves to continue to decrease. The inventory reserves were $275,000 in 2001 and $533,000 in 2000. We depreciate our property and equipment over their estimated useful lives and we have not identified any items which are impaired.

The Company also has net deferred income tax assets of $4,548,000 which are principally related to net operating loss carryforwards and have been fully reserved due to uncertainty as to whether they can be used. Assuming our earnings become more consistent, we will re-evaluate this reserve and it will be reduced if it appears that continued earnings makes it seem likely that these tax benefits will be used.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RECENT TAX LEGISLATION

In March 2002, the United States government enacted the Job Creation and Worker Assistance Act. This act effectively reduced previous restrictions on the utilization of net operating loss carryforwards for alternative minimum tax purposes as well as increasing the allowable depreciation deduction by 30 percent in the first year an asset is placed in service. The Company is currently evaluating whether these changes will have an impact on future earnings.

FOREIGN CURRENCY EFFECTS

Because of the lower sales to international markets as compared to the domestic market, foreign currency exchange rate fluctuations did not have an impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue into 2002.

EFFECTS OF INFLATION

The Company believes that during 2001 and 2000 inflation did not have a material impact on the Company's business.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements made in this Annual Report on Form 10-K, in the Company's other SEC filings, in press releases and in oral statements to stockholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statement, including, but not limited to, loss of a significant customer, unanticipated manufacturing difficulties or quality control problems, disruption in sources of supply, sufficiency of working capital, the effect of economic conditions, the impact of competitive products, pricing pressure from customers, and technological difficulties.

           ITEM 7.  FINANCIAL STATEMENTS




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
WTC Industries, Inc. and Subsidiary
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of WTC Industries, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTC Industries, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
   January 18, 2002 (February 27, 2002, as to Note 5)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS (NOTE 5)                                                2001             2000
---------------------------------------------------------------------------------------
Current Assets
   Cash                                                   $     81,853     $     94,671
   Accounts receivable, net of allowance for doubtful
     accounts of approximately $9,000 (Note 10)              3,102,165        1,022,618
   Inventories, net of reserves of approximately
     $275,000 and $533,000, respectively (Note 2)            1,160,073          874,523
   Prepaid expenses and other                                  140,451           59,250
                                                         ------------------------------
         TOTAL CURRENT ASSETS                                4,484,542        2,051,062

Property and Equipment, at cost, net (Note 3)                1,687,383        1,489,118

Investment and Other (Note 4)                                  111,172          120,976
                                                         ------------------------------
                                                          $  6,283,097     $  3,661,156
                                                         ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Note payable to bank (Note 5)                          $         --     $    600,000
   Current maturities of long-term debt (Note 5)             1,285,529          525,723
   Accounts payable                                          1,272,408          936,814
   Accrued expenses:
      Interest                                                 333,596          281,022
      Warranty                                                 244,464          181,000
      Compensation                                             413,870           38,740
      Other (Note 11)                                          382,045          516,636
      Customer deposits                                            796          232,255
                                                         ------------------------------
         TOTAL CURRENT LIABILITIES                           3,932,708        3,312,190
                                                         ------------------------------

Long-Term Debt, net of current maturities (Note 5)           6,353,130        5,918,611
                                                         ------------------------------

Commitments and Contingencies (Notes 4, 11, and 12)

Stockholders' Deficit (Notes 5, 6, 7, 9, and 11)
   Preferred stock                                                  --               --
   Common stock, $0.10 par value; 15,000,000 shares
     authorized; 1,496,898 and 1,480,198 shares issued
     and outstanding in 2001 and 2000, respectively            149,690          148,020
   Additional paid-in capital                               12,738,159       12,687,981
   Officer receivable                                               --          (15,000)
   Accumulated deficit                                     (16,890,590)     (18,390,646)
                                                         ------------------------------
                                                            (4,002,741)      (5,569,645)
                                                         ------------------------------
                                                          $  6,283,097     $  3,661,156
                                                         ==============================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               2001                               2000
                                   ----------------------------------------------------------------
                                                      PERCENT TO                         Percent to
                                       AMOUNT         NET SALES          Amount          Net Sales
---------------------------------------------------------------------------------------------------
Net sales (Note 10)                $ 18,981,677         100.0         $  7,557,129         100.0
Cost of goods sold                   13,835,583          72.9            5,539,624          73.3
                                   ----------------------------------------------------------------
         GROSS PROFIT                 5,146,094          27.1            2,017,505          26.7
                                   ----------------------------------------------------------------
Operating expenses:
   Selling, general, and
     administrative                   2,266,270          11.9            1,623,080          21.5
   Research and development             990,667           5.2              920,594          12.2
                                   ----------------------------------------------------------------
                                      3,256,937          17.1            2,543,674          33.7
                                   ----------------------------------------------------------------

         INCOME (LOSS) FROM
           OPERATIONS                 1,889,157          10.0             (526,169)         (7.0)
                                   ----------------------------------------------------------------

Other expense:
   Interest expense (Note 5)            402,435           2.1              357,205           4.7
   Other                                (13,334)         (0.1)              37,033           0.5
                                   ----------------------------------------------------------------
                                        389,101           2.0              394,238           5.2
                                   ----------------------------------------------------------------

         INCOME (LOSS) BEFORE
         INCOME TAXES                 1,500,056           8.0             (920,407)        (12.2)

Income taxes (Note 8)                        --          --                     --          --
                                   ----------------------------------------------------------------
         NET INCOME (LOSS)         $  1,500,056           8.0         $   (920,407)        (12.2)
                                   ================================================================
Net income (loss) per share:
   Basic                           $       1.00                       $      (0.65)
   Diluted                                 0.74                              (0.65)

Weighted-average number of
  common shares outstanding:
     Basic                            1,493,093                          1,426,784
     Diluted                          2,038,670                          1,426,784


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      Common Stock               Additional
                                               ---------------------------        Paid-In
                                                 Shares          Amount           Capital
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   1,169,364      $    116,936      $ 11,800,230
   Issuance of common stock for
     payment of rent (Note 9)                     23,334             2,334            32,666
   Issuance of common stock in debt
     refinancing (Note 5)                        180,000            18,000           432,000
   Sale of common stock                          107,500            10,750           246,750
   Issuance of options for payment of
     consulting services                              --                --            11,000
   Issuance of warrants for payment
     of rent guarantee (Note 11)                      --                --           122,567
   Issuance of warrants in debt
     refinancing (Note 5)                             --                --            42,768
   Note receivable payments received                  --                --                --
   Net loss                                           --                --                --
                                               ---------------------------------------------------
Balance at December 31, 2000                   1,480,198           148,020        12,687,981
   Shares issued upon exercise of options         16,700             1,670            39,174
   Issuance of options for payment of
     consulting services                              --                --            11,004
   Satisfaction of note receivable                    --                --                --
   Net income                                         --                --                --
                                               ---------------------------------------------------
Balance at December 31, 2001                   1,496,898      $    149,690      $ 12,738,159
                                               ===================================================


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                         Total
                                                  Officer          Accumulated       Stockholders'
                                                 Receivable          Deficit            Deficit
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $    (30,000)      $(17,470,239)      $ (5,583,073)
   Issuance of common stock for
     payment of rent (Note 9)                            --                 --             35,000
   Issuance of common stock in debt
     refinancing (Note 5)                                --                 --            450,000
   Sale of common stock                                  --                 --            257,500
   Issuance of options for payment of
     consulting services                                 --                 --             11,000
   Issuance of warrants for payment
     of rent guarantee (Note 11)                         --                 --            122,567
   Issuance of warrants in debt
     refinancing (Note 5)                                --                 --             42,768
   Note receivable payments received                 15,000                 --             15,000
   Net loss                                              --           (920,407)          (920,407)
                                               --------------------------------------------------
Balance at December 31, 2000                        (15,000)       (18,390,646)        (5,569,645)
   Shares issued upon exercise of options                --                 --             40,844
   Issuance of options for payment of
     consulting services                                 --                 --             11,004
   Satisfaction of note receivable                   15,000                 --             15,000
   Net income                                            --          1,500,056          1,500,056
                                               --------------------------------------------------
Balance at December 31, 2001                   $         --       $(16,890,590)      $ (4,002,741)
                                               ==================================================


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     2001            2000
---------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                             $ 1,500,056     $  (920,407)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                                     496,284         174,753
   Rent paid with common stock                                            --          35,000
   (Gain) loss on sale of property and equipment                     (13,334)         37,023
   Noncash consulting services                                        11,004          11,000
   Accretion of long-term debt discount                               18,469          21,971
   Changes in operating assets and liabilities:
      Accounts receivable                                         (2,079,547)       (489,444)
      Inventories                                                   (285,550)       (518,427)
      Other current and noncurrent assets                           (112,253)         34,250
      Accounts payable                                               335,594         450,077
      Accrued expenses                                               139,018         422,942
                                                               -----------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           9,741        (741,262)
                                                               -----------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                              (592,642)     (1,403,461)
   Proceeds from sale of property and equipment                       15,000          27,907
                                                               -----------------------------
         NET CASH USED IN INVESTING ACTIVITIES                      (577,642)     (1,375,554)
                                                               -----------------------------

Cash Flows From Financing Activities
   Net proceeds of note payable to bank (Note 4)                   1,100,000         600,000
   Proceeds from long-term debt                                           --       1,625,000
   Proceeds from sale of common stock and exercise of options         40,844         257,500
   Cash collection of note receivable from officer                     1,100          15,000
   Payments on long-term debt                                       (586,861)       (297,056)
                                                               -----------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   555,083       2,200,444
                                                               -----------------------------

         NET INCREASE (DECREASE) IN CASH                             (12,818)         83,628

Cash
   Beginning of year                                                  94,671          11,043
                                                               -----------------------------
   End of year                                                   $    81,853     $    94,671
                                                               =============================

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for interest                        $   331,392     $   185,739
                                                               =============================

Supplemental Disclosures of Noncash Investing and
  Financing Activities
   Property and equipment financed through capital leases        $    62,716     $        --
   Warrants issued in debt restructuring (Note 5)                         --          42,768
   Warrants issued for payment of rent guarantee (Note 11)                --         122,567
   Common stock issued in debt refinancing (Note 5)                       --         450,000
   Officer note receivable satisfied through bonus accrued            13,900              --
                                                               =============================


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: WTC Industries, Inc. (the Company) designs, manufactures, and markets water filtration and purification products for the potable water market, which includes residential and commercial customers. The Company's filtration products remove or reduce many undesirable contaminants found in water, including lead, chlorine, cryptosporidium, giardia, bad taste, and odor. In addition, the Company has a family of purification products that have the added benefit of devitalizing or removing bacteria and viruses. The Company's customers include original equipment manufacturers based in the United States and also foreign customers or customers in the United States who ultimately resell the products to foreign customers (see Note 10). All of the Company's revenue is attributed to one operating segment.

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of WTC Industries, Inc., and its wholly owned subsidiary, PentaPure Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company recognizes revenue upon shipment of its products, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold. Shipping and handling revenues and costs for 2000 were reclassified from amounts previously reported to be consistent with this presentation.

CASH: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using both the straight-line and double-declining-balance methods over estimated useful lives of three to seven years for equipment and over the lease term for leasehold improvements.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company evaluates the carrying value of its long-lived assets on an ongoing basis, based on a number of factors, including operating results, business plans, budgets, and economic projections. In addition, the Company's evaluation considers nonfinancial data, such as continuity of personnel, changes in the operating environment, competitive information, market trends, and business relationships (see Note 11). In the event expected future cash flows were less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

CUSTOMER DEPOSITS: The Company periodically receives deposits from certain customers for the purchase of equipment and tooling to be used in the production of the customers' product. These deposits are reduced as the funds are expended for the intended purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the Company's demand notes payable, note payable to bank, and long-term debt are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. The estimated fair value of notes payable and long-term debt was $6,710,000 as of December 31, 2000. At December 31, 2001, the carrying value of notes payable and long-term debt approximates fair value.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred and are reflected on the consolidated statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, FAS No. 141, BUSINESS COMBINATIONS, and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions and acquisition of intangibles in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

BASIC AND DILUTED NET LOSS PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 7). In 2000, those options and warrants were not included in the computation of diluted earnings per share because the Company incurred a loss, and the inclusion of potential common shares in the calculation of diluted loss per share would have had an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in 2000. In 2001, the dilutive effect of options and warrants was to increase the weighted-average common shares outstanding by 252,759 and 292,818 shares, respectively.


NOTE 2.  INVENTORIES

Inventories, net of reserves, consisted of the following at December 31:

                                                      2001               2000
--------------------------------------------------------------------------------
Raw materials                                     $   840,226        $   621,866
Work in process                                            --              5,604
Finished goods                                        319,847            247,053
                                                  ------------------------------
                                                  $ 1,160,073        $   874,523
                                                  ==============================

During 2001, the Company disposed of or wrote off certain inventories which had been previously reserved. As a result, reserves for slow-moving and obsolete inventories decreased from $533,000 to $275,000.


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                      2001               2000
--------------------------------------------------------------------------------
Office equipment                                  $   326,929        $   279,752
Machinery and equipment                             1,638,704          1,216,513
Leasehold improvements                                 65,325             39,574
Equipment and tooling in process                      749,547            828,044
                                                  ------------------------------
                                                    2,780,505          2,363,883

Less accumulated depreciation                       1,093,122            874,765
                                                  ------------------------------
                                                  $ 1,687,383        $ 1,489,118
                                                  ==============================


NOTE 4.  INVESTMENT

The Company has a 6.9 percent investment in the common stock of a supplier. This investment is carried at cost. In addition, the Company has options to purchase additional shares of the investee's outstanding common stock on specified dates through July 2003. If these options are not exercised, the other stockholders of the investee are required to repurchase the shares acquired by the Company at the original purchase price per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.   FINANCING

LINE OF CREDIT AND TERM LOANS: At December 31, 2001, the Company had a loan agreement with a bank, which included two term loans with balances of $1,000,622 outstanding, and $1,700,000 of a $2,000,000 revolving credit facility outstanding, which were co-signed by the Chairman of the Board. In exchange for his personal obligation, the Chairman received a warrant to purchase 80,000 shares of common stock at $3.125 per share. The bank received a four-year warrant to purchase 15,000 shares of common stock at $5 per share. The warrant will expire March 28, 2004. The value ascribed to these warrants of $41,636 was determined using the Black-Scholes option pricing model and is being amortized over the term of the debt as a financing cost. The remaining amount of this cost will be charged to expense upon the refinancing discussed below.

On February 27, 2002, the Company obtained new financing with the bank. The new financing arrangements provide for advances up to $3,000,000, subject to certain borrowing base restrictions under a revolving line of credit. Interest on advances is at the LIBOR rate plus 2.5 percent and is payable monthly. The agreement expires in May 2004, if not renewed. The financing agreements also include a $5,000,000 term loan. Interest on this loan is at the LIBOR rate plus
2.5 percent or a fixed rate of Cost of Funds plus 2.5 percent. The agreement requires monthly payments and expires on March 1, 2005. The bank notes payable are secured by substantially all assets of the Company. The bank agreements contain certain financial covenants.

The proceeds of the new debt were used to retire existing debt, including the revolving line of credit. The accompanying financial statements and the debt disclosures below reflect the refinancing as if it occurred on December 31, 2001.

PROMISSORY NOTE WITH CHAIRMAN OF THE BOARD: In 2000, the Company entered into an additional lending arrangement with its chairman under which the Company can borrow up to $1,250,000 at an interest rate of prime plus 4 percent. Any amounts owing were due December 31, 2001. There were no amounts outstanding under this agreement at December 31, 2001, and the agreement expired on December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  FINANCING (CONTINUED)

LONG-TERM DEBT:

                                                                                    December 31
                                                                        ----------------------------------
                                                                              2001               2000
----------------------------------------------------------------------------------------------------------
Term loan payable to a bank at LIBOR plus 2.5 percent, payable in monthly principal installments of $140,000 plus interest, balance due March 1, 2005, secured by substantially all assets of
  the Company                                                             $ 5,000,000        $        --
Revolving line of credit to bank at LIBOR plus 2.5 percent, monthly interest-only payments, with the balance due May 1, 2004, secured
  by substantially all assets of the Company                                  106,405                 --
Subordinated notes payable to Chairman, at an interest rate of
  5.18%, payable in interest-only payments, with principal due
  December 31, 2003(b)                                                      2,489,138          3,228,557
Notes payable, at various interest rates, of which $193,194 are with directors or a company affiliated with the Chairman, payable in
  quarterly installments, with the balance due May 31, 2002(a)                     --          1,219,376
Note payable to a company affiliated with the Chairman, payable in semiannual installments of approximately $22,000, with the
  balance due May 31, 2002(a)                                                      --            496,401
Term loans payable to a bank at LIBOR plus 2.5 percent, payable in various monthly installments, with the balances due May 31, 2002,
  secured by substantially all assets of the Company(a)                            --          1,500,000
Other                                                                          43,116                 --
                                                                          ------------------------------
                                                                            7,638,659          6,444,334

Less current maturities                                                     1,285,529            525,723
                                                                          ------------------------------
                                                                          $ 6,353,130        $ 5,918,611
                                                                          ==============================

(a) These obligations were paid with the proceeds from the debt refinancing obtained on February 27, 2002.

(b)  $750,000 of this obligation was paid with proceeds of the debt refinancing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  FINANCING (CONTINUED)

Approximate maturities of long-term debt at December 31, 2001, reflecting the payment terms as under the refinancing discussed above are as follows:

Years ending December 31:
2002                                                                 $ 1,286,000
2003                                                                   4,185,000
2004                                                                   1,788,000
2005                                                                     380,000
                                                                     -----------
                                                                     $ 7,639,000
                                                                     ===========

Interest expense charged to operations during 2001 and 2000 related to the debt with the Chairman, the company affiliated with the Chairman, and other directors was $185,008 and $177,967, respectively.


NOTE 6.  PREFERRED STOCK

At December 31, 2001 and 2000, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized, with no shares outstanding.


NOTE 7.  STOCK OPTIONS AND WARRANTS

EMPLOYEE GRANTS: The Company regularly grants options to its employees under various plans as described below. As permitted under generally accepted accounting principles, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended December 31, 2001 and 2000.

NONEMPLOYEE GRANTS: The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date for awards in 2001 and 2000 consistent with the provisions of Statement No. 123, the Company's net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

                                                                   Years Ended December 31
                                                               --------------------------------
                                                                   2001               2000
-----------------------------------------------------------------------------------------------
Net income (loss), as reported                                 $ 1,500,056        $  (920,407)
Net income (loss), pro forma                                     1,214,210         (1,129,608)
Basic net income (loss) per common share, as reported                 1.00              (0.65)
Basic net income (loss) per common share, pro forma                   0.81              (0.79)
Diluted net income (loss) per common share, as reported               0.74              (0.65)
Diluted net income (loss) per common share, pro forma                 0.60              (0.79)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The above pro forma effects on net income (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000:

                                                     Years Ended December 31
                                              ----------------------------------
                                                     2001               2000
--------------------------------------------------------------------------------
Volatility                                             127.0%             128.1%
Risk-free interest rate                                  6.3%               6.5%
Expected life (years)                                      4                  4
Expected dividend yield                                 None               None

1994 NONQUALIFIED STOCK OPTION PLAN: The 1994 Nonqualified Stock Option Plan (1994 Plan) allows the Company to grant options to purchase up to 150,000 shares of common stock that have a maximum term of 10 years. The exercise price and vesting requirements are determined on the date of grant by the granting committee. No options may be granted under the 1994 Plan after March 31, 2004. As of December 31, 2001, 29,696 options had been granted and were outstanding under this plan, with 120,304 options available for grant.

1996 STOCK OPTION PLAN: The 1996 Stock Option Plan (1996 Plan) allows the Company to grant both incentive stock options and nonqualified stock options and restricted stock awards. In 1999 the Board of Directors increased the shares of common stock available for distribution to 500,000. Incentive stock options have a maximum term of 10 years, and the exercise price may not be less than the market price on the date of grant. The exercise price of any nonqualified stock options granted may be no less than 85 percent of the market price on the date of grant. Any vesting requirement will be determined on the date of grant by the granting committee. No incentive stock options may be granted after September 24, 2006. If any of the options granted under the plan expire or are terminated prior to being exercised in full, the unexercised portion of such options will once again be available for additional option grants. At December 31, 2001, 422,341 options were outstanding, with 77,659 available for grant.

In addition, outside directors of the Company are entitled to receive annual grants of 1,500 nonqualified stock options at the market value on the date of grant. These options vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the outside director ceases to be a member of the Board of Directors.

OTHER OPTIONS: At December 31, 2001 and 2000, the Company had options outstanding to an unrelated party to purchase 3,000 shares of common stock at exercise prices of $15.00 to $25.00. The options are currently exercisable and will expire in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.   STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the stock option transactions under these plans during the two-year period ended December 31, 2001, is as follows:

                                                                                      Weighted-
                              1994           1996                                      Average
                              Plan           Plan            Other        Total     Exercise Price
--------------------------------------------------------------------------------------------------
Options outstanding at
   December 31, 1999          43,896        338,860          3,000       385,756       $   3.85
   Granted                        --        127,000             --       127,000           4.39
   Canceled                       --        (74,860)            --       (74,860)          9.87
                             ---------------------------------------------------------------------
Options outstanding at
   December 31, 2000          43,896        391,000          3,000       437,896           2.97
   Granted                        --         37,841             --        37,841           3.21
   Exercised                 (11,200)        (5,500)            --       (16,700)          2.87
   Canceled                   (3,000)        (1,000)            --        (4,000)          8.13
                             ---------------------------------------------------------------------
Options outstanding at
   December 31, 2001          29,696        422,341          3,000       455,037       $   2.97
                             =====================================================================

Options exercisable at
   December 31, 2000          43,896        196,168          3,000       243,064       $   2.79
Options exercisable at
   December 31, 2001          29,696        328,741          3,000       361,437           2.56

The weighted-average fair value of stock options granted in 2001 and 2000 was $2.64 and $4.40, respectively.

Options outstanding and exercisable by price range as of December 31, 2001, are as follows:



                                                   Average          Weighted-                        Weighted-
                                                  Remaining          Average                          Average
                                   Number        Contractual        Exercise         Number          Exercise
Range of Exercise Prices        Outstanding      Life--Years         Price         Exercisable        Price
--------------------------------------------------------------------------------------------------------------
$1.06 - $1.90                      231,500             5.5           $ 1.07         231,500           $ 1.07
$2.25 - $2.75                      107,500             7.1             2.35          64,500             2.31
$3.00 - $3.13                       11,500             6.1             3.01          11,500             3.01
$5.75                                4,500             4.4             5.75           4,500             5.75
$6.00                               60,000            10.6             6.00          15,000             6.00
$7.00                                  341             4.3             7.00             341             7.00
$9.00                                7,000            10.3             9.00           1,400             9.00
$10.00                              29,000             2.3            10.00          29,000            10.00
$15.00 - $17.50                      2,000             0.7            15.00           2,000            15.00
$25.00 - $28.75                      1,696             0.5            26.54           1,696            26.54
                          -----------------                                 ----------------
                                   455,037                                          361,437
                          =================                                 ================

STOCK WARRANTS: The Chairman has an outstanding warrant to purchase 240,000 shares of common stock at an exercise price of $20.00 per share on or before May 22, 2001. On February 29, 2000, in connection with debt refinancing, the expiration date of this warrant was extended to March 22, 2006. The value assigned to this extension was nominal using the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Also, warrants issued with debt in 2000 (see Note 5) and prior years for the purchase of 271,176 shares of common stock at an exercise price of $1.00 on or before June 30, 2002, were outstanding at December 31, 2001.

A summary of stock warrant transactions during the two-year period ended December 31, 2001, is as follows:


                                                                                       Weighted-
                                                                     Number of     Average Exercise
                                                                       Shares       Price per Share
---------------------------------------------------------------------------------------------------
Warrants outstanding and exercisable at December 31, 1999              511,176        $      9.92
   Issued                                                              170,000               3.01
   Exercised                                                            (7,500)              1.00
                                                                   -----------
Warrants outstanding and exercisable at December 31, 2000
  and 2001                                                             673,676               8.28
                                                                   ===========


NOTE 8.  INCOME TAXES

A reconciliation of tax expense to statutory rates is as follows:

                                                                          2001               2000
----------------------------------------------------------------------------------------------------
Statutory income tax expense (benefit)                                 $ 510,000          $(313,000)
State taxes, net of federal tax benefit                                   84,000            (55,000)
Permanent differences                                                      5,000              4,000
Credits earned, not utilized                                            (104,000)                 -
Use of NOL carryforwards in 2001 and losses with no benefit
realized in 2000                                                        (495,000)           364,000
                                                                   ---------------------------------
Income tax expense                                                     $      --          $      --
                                                                   =================================

The Company has federal net operating loss (NOL) carryforwards of approximately $10,255,000 that may be used against future taxable income. In 2001, the Company used $1,238,000 of the NOL carryforwards, with a tax benefit of $495,000, as shown above. The use of NOL carryforwards can be limited if certain changes in ownership occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  INCOME TAXES (CONTINUED)

The NOL carryforwards which can be used against future taxable income, expire as follows:

2003                                                   $     29,000
2004                                                         29,000
2005                                                         29,000
2007                                                         29,000
2008                                                         29,000
2009                                                         87,000
2010                                                      1,315,000
2011                                                      3,287,000
2012                                                      1,510,000
2018                                                      2,559,000
2019                                                        301,000
2020                                                      1,051,000
                                                     ---------------
Total                                                  $ 10,255,000
                                                     ===============


A summary of the Company's deferred taxes at December 31 is as follows:

                                                     2001               2000
--------------------------------------------------------------------------------
Assets:
   Inventory                                     $   122,000        $   214,000
   Loss on minimum purchase commitment               113,000            177,000
   Warranty reserve                                   98,000             73,000
   Credits                                           104,000                 --
   Accrued expenses and other                         92,000             18,000
   NOL carryforwards                               4,102,000          4,618,000
                                                 ------------------------------
                                                   4,631,000          5,100,000

Liabilities:
   Depreciation                                      (83,000)           (57,000)
                                                 ------------------------------
Net deferred tax assets                            4,548,000          5,043,000

Less valuation allowance                          (4,548,000)        (5,043,000)
                                                 ------------------------------
                                                 $        --        $        --
                                                 ==============================

At December 31, 2001 and 2000, the Company had a valuation allowance against deferred tax assets to reduce the total to an amount management believes is appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  RELATED-PARTY TRANSACTIONS

Tapemark Company (Tapemark), of West St. Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is Chairman of the Board for Tapemark. During the years ended December 31, 2001 and 2000, the Company paid Tapemark a total of $123,000 and $87,000, respectively, for these services.

The Company also leased manufacturing and office space from Tapemark under a two-year noncancelable lease through 2000. The Company made no payments to Tapemark for general utilities, pro rata taxes, and special assessments. In lieu of cash payments for rent for the year ended December 31, 2000, the Company issued 23,334 shares of common stock at its estimated fair market value of $35,000 to Tapemark.


NOTE 10. ENTERPRISE-WIDE AND MAJOR CUSTOMER DISCLOSURES

The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 2001 and 2000, were approximately as follows:

                                                      2001               2000
--------------------------------------------------------------------------------
Domestic sales                                    $17,613,000        $ 6,655,000
International sales                                 1,369,000            902,000
                                                  ------------------------------
Net sales                                         $18,982,000        $ 7,557,000
                                                  ==============================

The Company has one customer that accounted for 28 and 51 percent of net sales in 2001 and 2000, respectively. Accounts receivable from this customer were approximately $635,000 and $470,000 at December 31, 2001 and 2000, respectively. The Company has another customer that accounted for 55 and 26 percent of net sales in 2001 and 2000, respectively. Accounts receivable from this customer were approximately $2,216,000 and $481,000 at December 31, 2001 and 2000, respectively.


NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases office, manufacturing, and warehouse space and certain office equipment under both cancelable and noncancelable operating leases expiring at various times through 2006. The Company entered into a new building lease that was effective January 1, 2001. This lease has been personally guaranteed by the Chairman for a period of three years. In consideration for his guarantee, the Chairman was granted warrants in 2000 to purchase 75,000 shares of common stock at $2.50. The warrants provided for immediate vesting and expire in five years. The value ascribed to these warrants was $122,567, as determined using the Black-Scholes option pricing model. The Company has recorded the full value of these warrants in 2000 and is amortizing the expense over the term of the guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments for the next five years are approximately:

Years ending December 31:
2002                                                                 $   163,000
2003                                                                     157,000
2004                                                                     163,000
2005                                                                     160,000
2006                                                                      94,000
                                                                     -----------
                                                                     $   737,000
                                                                     ===========

Rent expense under all operating leases was approximately $214,000 and $55,000 for the years ended December 31, 2001 and 2000, respectively.

MINIMUM PURCHASE COMMITMENT: The Company has an agreement with a supplier that expires in June 2002, under which the Company is obligated to purchase a minimum annual number of cyst filters. The Chairman has personally guaranteed the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment for quantities in excess of projected usage. At December 31, 2001 and 2000, minimum purchase commitments of $281,300 and $443,500 were accrued and included in current liabilities.

ARRANGEMENT WITH SUPPLIER: The Company utilizes the services of an independent contractor to manufacture iodinated resins which are incorporated into some of the Company's products. Certain techniques used to manufacture the iodinated resins were developed by and are the property of the supplier. Under the terms of an agreement, the Company has agreed that if it elects to buy iodinated resin from an outside vendor, it will buy iodinated resin only from this supplier. The supplier has agreed to sell iodinated resin only to the Company and one other party. The other party does not compete with the Company in any of its product applications.


NOTE 12. RETIREMENT PLAN

The Company adopted a salary savings plan that covers all eligible employees. Under the terms of the plan, eligible employees of the Company are permitted to make voluntary contributions up to the maximum allowed under Internal Revenue Service regulations. Employer contributions may be made to the plan at the discretion of the Company's Board of Directors. No discretionary contributions were made to the plan for the years ended December 31, 2001 and 2000.


NOTE 13. CHANGE IN CONTROL AGREEMENTS

The Company has entered into change in control agreements with certain executives under which they may be entitled to a base salary and certain benefits for a period of 18 months in the event of termination of employment in connection with a change in control of the Company.

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

 3.1       Certificate of Incorporation
           of Water Technologies Corporation, as amended                (A)

 3.2       Bylaws of Water Technologies Corporation,
           as amended                                                   (A)

 3.3       Certificate of Amendment of Certificate
           of Incorporation of WTC Industries, Inc.                     (G)

10.1       License Agreement dated January 1, 1990,
           between Kansas State University Research
           Foundation and Water Technologies Corporation                (A)

10.1.1     Amendment to License Agreement dated May 7, 199              (G)

10.1.2     Amendment to License Agreement dated July 1, 199             (G)

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

10.50      1996 Stock Option Plan                                       (F)


10.52      1998 Lease Agreement between WTC Industries, Inc. and the
           Tapemark Company                                             (G)

10.53      1999 Lease Agreement between WTC Industries, Inc and the
           Tapemark Company                                             (G)

10.56      Promissory Notes issued by the Company to Robert C. Klas, Sr.
           and Tapemark Company dated January 1, 1999                   (G)

10.57      Amendment to Promissory Notes                                (G)

10.58      2001 Lease Agreement between WTC Industries, Inc and         (I)
           AMB Property Management

10.59      Amended and Restated Credit Agreement and loan documents
           between USBank, WTC Industries, Inc. and PentaPure
           Incorporated dated February 27, 2002                   Filed Herewith

10.61**    Option Agreement                                       Filed Herewith

21.1       List of WTC Industries, Inc. Subsidiary                      (H)

23.10      McGladrey & Pullen, LLP Auditors Consent               Filed Herewith


** Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.

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

(I) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 2000.

(J) Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB Amendment filed for the year ended December 31, 2000.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                                WTC Industries, Inc.


Dated:  March 28, 2002                      By: /s/ James J. Carbonari
                                                ----------------------
                                                James J. Carbonari
                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.



SIGNATURE                                           TITLE                            DATE

/s/ James Carbonari                         Chief Executive Officer             March 28, 2002
---------------------------                                                     --------------
James Carbonari

/s/ Gregory P. Jensen                       Chief Financial Officer, Secretary  March 28, 2002
---------------------------                       and Treasurer                 --------------
Gregory P. Jensen

/s/ Robert C. Klas, Sr.                     Chairman of the Board               March 28, 2002
---------------------------                                                     --------------
Robert C. Klas, Sr.

/s/ John A. Clymer                          Director                            March 28, 2002
---------------------------                                                     --------------
John A. Clymer

/s/ Biloine W. Young                        Director                            March 28, 2002
---------------------------                                                     --------------
Biloine W. Young

/s/ Ronald A. Mitsch                        Director                            March 28, 2002
---------------------------                                                     --------------
Ronald A. Mitsch

/s/ Robert C. Klas, Jr.                     Director                            March 28, 2002
---------------------------                                                     --------------
Robert C. Klas, Jr.

