Form 10QSB
period 2002-03-31
WTC INDUSTRIES INC
filed 2002-05-07
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002, or

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

1,508,148 shares of Common Stock as of April 8, 2002

         Transitional Small Business Disclosure Format (check one):
Yes _____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

       Condensed Consolidated Unaudited Balance Sheet
                March 31, 2002 and Audited Balance Sheet
                December 31, 2001                                             3

       Condensed Consolidated Unaudited Statements of Operations
                Three Months Ended March 31, 2002 and 2001                    4

       Condensed Consolidated Unaudited Statements of Cash Flows
                Three Months Ended March 31, 2002 and 2001                    5

       Notes to Condensed Consolidated Unaudited Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        March 31,      December 31,
ASSETS                                                                    2002             2001
------                                                                ------------     ------------
CURRENT ASSETS
       Cash                                                           $     92,612     $     81,853
       Accounts receivable, net of allowance for doubtful accounts
           of approximately $9,000                                       4,508,410        3,102,165
       Inventories (Note 3)                                              1,842,904        1,160,073
       Prepaid expenses and other                                          211,167          140,451
                                                                      ------------     ------------
             TOTAL CURRENT ASSETS                                        6,655,093        4,484,542

PROPERTY AND EQUIPMENT                                                   3,117,096        2,780,503
       Less accumulated depreciation                                     1,237,209        1,093,120
                                                                      ------------     ------------
                                                                         1,879,887        1,687,383

OTHER ASSETS                                                               200,960          111,172
                                                                      ------------     ------------

                                                                      $  8,735,940     $  6,283,097
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Note payable to bank                                           $    750,000     $          0
       Current maturities of long-term debt                              1,698,280        1,285,529
       Accounts payable                                                  2,321,662        1,272,408
       Accrued expenses:
          Interest                                                         328,569          333,596
          Warranty                                                         284,500          244,464
          Compensation                                                     301,964          413,870
          Other                                                            231,848          382,045
       Customer deposits                                                    64,686              796
                                                                      ------------     ------------
             TOTAL CURRENT LIABILITIES                                   5,981,509        3,932,708

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                                5,831,402        6,353,130
                                                                      ------------     ------------
                                                                         5,831,402        6,353,130
                                                                      ------------     ------------
STOCKHOLDERS' DEFICIT (Note 4)
       Common stock                                                        150,815          149,690
       Additional paid-in capital                                       12,751,113       12,738,159
       Accumulated deficit                                             (15,978,899)     (16,890,590)
                                                                      ------------     ------------
                                                                        (3,076,971)      (4,002,741)
                                                                      ------------     ------------

                                                                      $  8,735,940     $  6,283,097
                                                                      ============     ============


See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three months ended March 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
NET SALES                                                $  5,967,847    $  4,173,180

COST OF GOODS SOLD                                          4,067,108       3,171,868
                                                         ------------    ------------

GROSS PROFIT                                                1,900,739       1,001,312

EXPENSES
        Selling, general and administrative                   667,773         502,698
        Research and development                              236,591         261,264
                                                         ------------    ------------
                                                              904,364         763,962
                                                         ------------    ------------

INCOME FROM OPERATIONS                                        996,375         237,350

NONOPERATING EXPENSE
        Interest expense                                       84,683         109,254
        Loss on disposal of fixed assets                            0           3,345
                                                         ------------    ------------
                                                               84,683         112,599
                                                         ------------    ------------

NET INCOME                                               $    911,692    $    124,751
                                                         ============    ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                               $       0.61    $       0.08
                                                         ============    ============
EARNINGS PER SHARE - DILUTED                             $       0.43    $       0.06
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                               1,503,000       1,491,000
                                                         ============    ============
        DILUTED                                             2,105,000       2,012,000
                                                         ============    ============

See notes to consolidated condensed unaudited financial statements.

                      WTC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended March 31,
                                                                         -----------------------------
                                                                             2002             2001
                                                                         ------------     ------------
OPERATING ACTIVITIES
       Net income                                                        $    911,692     $    124,751
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation                                                        144,089           94,021
          Amortization                                                         10,212           10,212
          Loss on disposal of fixed assets                                         --            3,345
          Noncash consulting services                                           2,751            2,751
          Accretion of long-term debt discount                                  8,122           13,053
          Changes in operating assets and liabilities:
             Accounts receivable                                           (1,406,245)        (883,347)
             Inventories                                                     (682,831)        (392,154)
             Current and other assets                                         (70,716)         (32,035)
             Accounts payable                                               1,049,254        1,270,897
             Accrued expenses                                                (163,204)         122,049
                                                                         ------------     ------------
                  Net cash provided by (used in) operating activities        (196,876)         333,543
                                                                         ------------     ------------

INVESTING ACTIVITIES
       Note receivable from officer                                                --              250
       Investment in supplier                                                (100,000)              --
       Purchases of property and equipment                                   (336,593)        (177,951)
                                                                         ------------     ------------
                  Net cash used in investing activities                      (436,593)        (177,701)
                                                                         ------------     ------------

FINANCING ACTIVITIES
       Net proceeds (payments) on note payable to bank                        750,000         (200,000)
       Proceeds from long-term debt                                         5,000,000
       Proceeds from issuance of common stock                                  11,328           35,000
       Payments on long-term debt                                          (5,117,100)         (60,227)
                                                                         ------------     ------------
                  Net cash provided by (used in) financing activities         644,228         (225,227)
                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           10,759          (69,385)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                     81,853           94,671
                                                                         ------------     ------------

       End of period                                                     $     92,612     $     25,286
                                                                         ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                          $     81,586     $     89,926
                                                                         ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES -
       Equipment financed through capital leases                         $         --     $     36,631

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

Although the portable and point-of-use systems vary in size and capacity, the product configuration includes the following four stages: (i) a carbon filter which removes sediment and organic material, (ii) iodinated resin which devitalizes water-borne bacteria and virus, (iii) carbon block which removes undesirable taste, odor, lead, chlorine, chemicals, protozoan cysts (such as cryptosporidium and giardia) and other organic contaminants, and (iv) a scavenger media which removes iodide residuals to improve taste. The result is fresh, purified water for drinking and cooking.

2.     BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB.

3.     INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:       March 31, 2002   December 31, 2001
-------------------------------------       --------------   -----------------

Raw Materials                                 $  1,007,280        $    840,226
Finished Goods                                     835,624             319,847
                                              ------------        ------------
                                              $  1,842,904        $  1,160,073
                                              ============        ============

The increase in finished goods inventory is related to a large number of the Company's high capacity purification units that are expected to be sold in the second quarter. The total inventory reserve as of March 31, 2002 and December 31, 2001 is approximately $264,000 and $275,000, respectively.

4.     COMMON AND PREFERRED STOCK

COMMON STOCK - At March 31, 2002 and December 31, 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,508,198 and 1,496,898, respectively, shares issued and outstanding.

PREFERRED STOCK - At March 31, 2002 and December 31, 2001, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

5.     COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - The Company has an agreement with a supplier that expires in June 2002, under which the Company is obligated to purchase a minimum annual number of cyst filters. The Chairman has personally guaranteed the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment for quantities in excess of projected usage. At March 31, 2002 and December 31, 2001, minimum purchase commitments of $214,600 and $281,300 were accrued and included in current liabilities.

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

6.     RELATED-PARTY TRANSACTIONS

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is Chairman of the Board for Tapemark. During the three month period ended March 31, 2002 and 2001, the Company paid Tapemark approximately a total of $3,000 and $19,000, respectively, for these services.

7.     INCOME TAXES

No income tax provision has been included in the accompanying statements of operations for either period presented due to the utilization of federal net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES
The Company had record net sales of $5,968,000, an increase of 43% from net sales of $4,173,000 in 2001. The increase in net sales was primarily due to increased sales of original equipment filtration systems and increased sales of replacement filters due to a larger installed base of home refrigerator filtration systems. The Company's two largest customers, both of whom manufacture home appliances, accounted for 83% of the Company's total net sales in 2002, compared to 91% in 2001. The Company believes that sales to its two largest customers will continue to increase during 2002 primarily due to (i) increased demand for appliances with filtration systems, (ii) these customers expanding the number of appliance models with the Company's filtration systems, and (iii) a larger installed base of home appliance units that are designed to require replacement filters supplied by the Company.

Domestic sales were $5,721,000, or 96% of total net sales in first quarter 2002, compared to $3,964,000 or 95% in 2001. The Company anticipates continued revenue growth in this market for the reasons indicated in the previous paragraph and the possible addition of new appliance customers.

International sales represented approximately 4% of total net sales in first quarter 2002, compared to 5% 2001. The Company anticipates sales to remain at current levels primarily due to the Company's focus on the domestic market.

GROSS PROFIT
The Company's gross profit was $1,901,000 or 32% of total net sales for first quarter 2002, compared to a gross profit of $1,001,000 or 24% in 2001. The increase in gross profit is attributed to cost reduction programs and improved operating efficiencies as a result of increased sales volumes. The Company anticipates its gross profit to continue to improve during the year as a result of new cost reduction programs and increased sales of replacement filters.

OPERATING EXPENSES
Selling, general and administrative (SG&A) expenses for first quarter 2002 were $668,000, or 11% of net sales, compared with $503,000, or 12% of net sales in 2001. The increase in SG&A expense is mainly due to higher personnel costs, new business development activities and occupancy expenses.

Research, development and engineering expenses for 2002 were $237,000, slightly lower than 2001 expenses of $261,000. The Company plans to continue to invest in new product development, cost reduction programs and expanding filtration and disinfection technology capabilities.

INCOME FROM OPERATIONS
Primarily as a result of the increase in net sales, income from operations for the quarter was a record $996,000 or 17% of total net sales, compared to $237,000 or 6% in 2001.

INTEREST EXPENSE
Interest expense decreased to $85,000 in 2002 from $109,000 in 2001, primarily as a result of lower short-term borrowing rates during first quarter 2002 compared to the same period in 2001 and lower interest rates from new term debt financing in February 2002.

INCOME TAXES
No provision for income taxes has been recorded for 2002 and 2001. The Company will continue to use its federal net operating loss carryforwards against taxable income.

The Company has net deferred income tax assets of $4,548,000, which are principally related to net operating loss carryforwards and have been fully reserved due to uncertainty as to whether they will be used. As the Company's earnings are becoming more consistent, we are re-evaluating this reserve, which may be reduced in future quarters, should the trend of earnings continue.

LIQUIDITY AND CAPITAL RESOURCES

During first quarter 2002, the Company used $197,000 of cash to finance operations, compared to cash provided from operations of $334,000 in 2001. The principal reason for the increase in cash used was a $1.4 million increase in accounts receivable that was offset partially by a $1.0 million increase in accounts payable and a $787,000 improvement in net income. The increase in accounts receivable is due to the significant increase in net sales. The increase in inventory is due to an increase in the Company's higher capacity purification units that are expected to be sold in the second quarter.

Net cash used in investing activities was $437,000 in the first quarter of 2002, compared to $178,000 in 2001. The Company has invested in new capital equipment to support the increased sales volumes and to initiate new cost reduction programs to improve financial performance. The Company has also made an additional investment in one of its suppliers.

Net cash provided by financing activities was $644,000 in 2002, compared to net cash used by financing activities of $225,000 in 2001. In February 2002 the Company's bank credit agreement was amended to increase the revolving credit facility to $3,000,000 and provide for up to $5,000,000 in new term loans. The Company used the proceeds from the new term loan to retire approximately $4,360,000 of existing debt with the remainder available for capital expenditures and working capital needs for 2002.

The Company has an agreement with a supplier that expires in June 2002, under which the Company is obligated to purchase a minimum annual number of filters. Through March 31, 2002, the Company has paid a total of $475,000 of its total estimated contract obligation of $862,000. During the remainder of 2002, the Company anticipates it will pay approximately $387,000, which represents the remaining obligation for 2000 and 2001.

A summary of the Company's contractual cash obligations at March 31, 2002 are as follows:

                     -------------------------------------------------------------------------------------
                                                       PAYMENTS DUE BY PERIOD
----------------------------------------------------------------------------------------------------------
                                        REMAINING
CONTRACTUAL                            9 MONTHS OF
OBLIGATIONS                TOTAL           2002           2003           2004          2005         2006
----------------------------------------------------------------------------------------------------------
Long-Term Debt (1)      $7,530,000      $1,177,000     $4,185,000     $1,788,000     $380,000     $    --
----------------------------------------------------------------------------------------------------------
Operating Leases           696,000         122,000        157,000        163,000      160,000      94,000
----------------------------------------------------------------------------------------------------------
Purchase Agreement
with Supplier              387,000         387,000             --             --           --          --
----------------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations        $8,613,000      $1,686,000     $4,342,000     $1,951,000     $540,000     $94,000
----------------------------------------------------------------------------------------------------------

(1) Includes debt to the Company's Chairman of $ 2,489,000 due December 31,
2003.

The Company had net working capital (total current assets less total current liabilities) of $674,000 as of March 31, 2002, compared with net working capital of $552,000 as of December 31, 2001. The increase is due primarily to the increase in accounts receivable, which was partially offset by increases in accounts payable and short-term bank debt. Management believes that cash flow from operations during 2002 and the Company's new bank financing will provide adequate cash to meet the Company's capital requirements and operational needs, including the contractual obligations and commitments summarized above.

FOREIGN CURRENCY EFFECTS

Because of the lower sales to international markets as compared to the domestic market, foreign currency exchange rate fluctuations did not have an impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue during 2002.

EFFECTS OF INFLATION

The Company believes that during 2002 and 2001 inflation has not had a material impact on the Company's business.



CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements made in this Quarterly Report on Form 10-QSB, in the Company's other SEC filings, in press releases and in oral statements to stockholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statement, including, but not limited to, loss of a significant customer, unanticipated manufacturing difficulties or quality control problems, disruption in sources of supply, sufficiency of working capital, the effect of economic conditions, the impact of competitive products, pricing pressure from customers, and technological difficulties.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

      (a)   EXHIBITS.
            No exhibits are filed with this report.

      (b)   REPORTS ON FORM 8-K.
            No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2002                      WTC Industries, Inc.

                                        By:   /s/ James J. Carbonari
                                              ----------------------------------
                                              James J. Carbonari
                                              Chief Executive Officer

                                        By:   /s/ Gregory P. Jensen
                                              ----------------------------------
                                              Gregory P. Jensen
                                              Chief Financial Officer