Form 10-Q
period 2002-06-30
WTC INDUSTRIES INC
filed 2002-08-12
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002, or

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________


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

1,514,398 shares of Common Stock as of July 23, 2002

         Transitional Small Business Disclosure Format (check one):
Yes ___;  No _X_

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheet
                  June 30, 2002 and Audited Balance Sheet
                  December 31, 2001                                           3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended June 30, 2002 and 2001                   4

         Condensed Consolidated Unaudited Statements of Operations
                  Six Months Ended June 30, 2002 and 2001                     5

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001                     6

         Notes to Condensed Consolidated Unaudited Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                               10


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                               14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 6.  Exhibits and Reports on Form 8-K                                    15

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  (Unaudited)
                                                                   June 30,        December 31,
ASSETS                                                               2002             2001
------                                                           ------------     ------------
CURRENT ASSETS
       Cash                                                      $    105,506     $     81,853
       Accounts receivable, net of allowance for doubtful
           accounts of approximately $9,000                         4,617,530        3,102,165
       Inventories (Note 3)                                         1,905,291        1,160,073
       Deferred Tax Asset (Note 7)                                  1,400,000               --
       Prepaid expenses and other                                     128,602          140,451
                                                                 ------------     ------------
             TOTAL CURRENT ASSETS                                   8,156,929        4,484,542

PROPERTY AND EQUIPMENT                                              3,725,580        2,780,503
       Less accumulated depreciation                                1,381,570        1,093,120
                                                                 ------------     ------------
                                                                    2,344,010        1,687,383

OTHER ASSETS                                                          190,748          111,172
                                                                 ------------     ------------

                                                                 $ 10,691,687     $  6,283,097
                                                                 ============     ============
LIABILITIES AND STOCKHOLDERS'  DEFICIT
--------------------------------------

CURRENT LIABILITIES
       Note payable to bank                                      $  1,000,000     $         --
       Current maturities of long-term debt                         3,230,141        1,285,529
       Accounts payable                                             2,371,550        1,272,408
       Accrued expenses:
          Interest                                                     21,861          333,596
          Warranty                                                    313,172          244,464
          Compensation                                                408,084          413,870
          Other                                                       158,972          382,045
       Customer deposits                                                2,695              796
                                                                 ------------     ------------
             TOTAL CURRENT LIABILITIES                              7,506,475        3,932,708

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                           3,879,544        6,353,130
                                                                 ------------     ------------
                                                                    3,879,544        6,353,130
                                                                 ------------     ------------
STOCKHOLDERS'  DEFICIT (Note 4)
       Common stock                                                   151,440          149,690
       Additional paid-in capital                                  12,759,489       12,738,159
       Accumulated deficit                                        (13,605,261)     (16,890,590)
                                                                 ------------     ------------
                                                                     (694,332)      (4,002,741)
                                                                 ------------     ------------

                                                                 $ 10,691,687     $  6,283,097
                                                                 ============     ============

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended June 30,
                                                 --------------------------
                                                     2002           2001
                                                 -----------    -----------

NET SALES                                        $ 7,116,179    $ 5,046,436

COST OF GOODS SOLD                                 4,769,064      3,816,213
                                                 -----------    -----------
GROSS PROFIT                                       2,347,115      1,230,223

EXPENSES
       Selling, general and administrative           717,381        511,216
       Research and development                      563,359        174,041
                                                 -----------    -----------
                                                   1,280,740        685,257
                                                 -----------    -----------

INCOME FROM OPERATIONS                             1,066,375        544,966

NONOPERATING EXPENSE
       Interest expense                               92,735        100,264
       Gain on disposal of fixed assets                    0         (1,680)
                                                 -----------    -----------
                                                      92,735         98,584
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                           973,640        446,382

INCOME TAX BENEFIT (Note 7)                        1,400,000              0
                                                 -----------    -----------

NET INCOME                                       $ 2,373,640    $   446,382
                                                 ===========    ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                       $      1.57    $      0.30
                                                 ===========    ===========
EARNINGS PER SHARE - DILUTED                     $      1.06    $      0.22
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       BASIC                                       1,513,000      1,491,000
                                                 ===========    ===========
       DILUTED                                     2,247,000      2,056,000
                                                 ===========    ===========


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Six months ended June 30,
                                                     2002           2001
                                                 -----------    -----------
NET SALES                                        $13,084,026    $ 9,219,616

COST OF GOODS SOLD                                 8,836,172      6,988,081
                                                 -----------    -----------

GROSS PROFIT                                       4,247,854      2,231,535

EXPENSES
        Selling, general and administrative        1,385,155      1,013,914
        Research and development                     799,949        435,305
                                                 -----------    -----------
                                                   2,185,104      1,449,219
                                                 -----------    -----------

INCOME FROM OPERATIONS                             2,062,750        782,316

NONOPERATING EXPENSE
        Interest expense                             177,418        209,517
        Loss on disposal of fixed assets                   0          1,666
                                                 -----------    -----------
                                                     177,418        211,183
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                         1,885,332        571,133

INCOME TAX BENEFIT (Note 7)                        1,400,000              0
                                                 -----------    -----------

NET INCOME                                       $ 3,285,332    $   571,133
                                                 ===========    ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                       $      2.18    $      0.38
                                                 ===========    ===========
EARNINGS PER SHARE - DILUTED                     $      1.51    $      0.28
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                      1,508,000      1,491,000
                                                 ===========    ===========
        DILUTED                                    2,176,000      2,034,000
                                                 ===========    ===========


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six months ended June 30,
                                                                             2002            2001
                                                                         -----------     -----------
OPERATING ACTIVITIES
       Net income                                                        $ 3,285,332     $   571,133
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation                                                       288,450         227,079
          Amortization                                                        20,424          20,424
          Deferred income taxes                                           (1,400,000)             --
          Loss on disposal of fixed assets                                        --           1,666
          Noncash consulting services                                          5,502           5,503
          Accretion of long-term debt discount                                13,240          21,177
          Changes in operating assets and liabilities:
             Accounts receivable                                          (1,515,366)       (621,400)
             Inventories                                                    (745,218)       (887,501)
             Current and other assets                                         11,849         (23,140)
             Accounts payable                                              1,099,140         949,084
             Accrued expenses                                               (469,986)        (12,186)
                                                                         -----------     -----------
                  Net cash provided by operating activities                  593,367         251,839
                                                                         -----------     -----------

INVESTING ACTIVITIES
       Note receivable from officer                                               --             550
       Investment in supplier                                               (100,000)             --
       Purchases of property and equipment                                  (945,077)       (248,904)
                                                                         -----------     -----------
                  Net cash used in investing activities                   (1,045,077)       (248,354)
                                                                         -----------     -----------

FINANCING ACTIVITIES
       Net proceeds on note payable to bank                                1,000,000         100,000
       Proceeds from long-term debt                                        7,500,000
       Proceeds from issuance of common stock                                 17,578          35,000
       Payments on long-term debt                                         (8,042,215)       (228,424)
                                                                         -----------     -----------
                  Net cash provided by (used in) financing activities        475,363         (93,424)
                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          23,653         (89,939)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                    81,853          94,671
                                                                         -----------     -----------

       End of period                                                     $   105,506     $     4,732
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                          $   475,913     $   162,211
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES -
       Equipment financed through capital leases                         $        --     $    62,716

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


HOME APPLIANCE SYSTEMS

The Company has developed several filtration systems for the home appliance market. Modern home refrigerators, particularly the "high end" models, often have the ability to dispense drinking water. The Company's filtration systems provide a means to filter the drinking water using a filtration cartridge mounted inside the refrigerator that is periodically changed by the consumer. The Company's patented "dry-change" system allows the consumer to easily and conveniently change the replacement filter cartridge (filter).

In the appliance market, the main competitive factors are technology, product quality, intellectual property rights and price. The Company holds several U.S. patents on a "dry change" filter design and a manifold, which is permanently mounted inside the refrigerator. The Company believes that as the installed base of refrigerators that are designed to accept only the Company's filters increases, combined with the Company's patent protection, will give the Company a competitive advantage in selling both original equipment and replacement filters to the appliance manufacturer. This is also an advantage from the appliance manufacturer's standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filters from the appliance manufacturer, who in turn obtains them from the Company.

IODINATED RESIN SYSTEMS

In addition to its principal business of home appliance filtration systems, the Company also sells a family of filtration and purification systems that are designed for residential or outdoor use in international markets. Individual systems can be configured to accommodate specific water quality problems. The Company's iodinated resin systems are designed for the travel, outdoor recreation, military and emergency relief markets.


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


3.       INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:       June 30, 2002      December 31, 2001
-------------------------------------       -------------      -----------------

Raw Materials                               $   1,260,921        $    840,226
Finished Goods                                    644,370             319,847
                                            -------------        ------------
                                            $   1,905,291        $  1,160,073
                                            =============        ============

The increase in both raw materials and finished goods inventory is related to a new product introduction in the second quarter. The total inventory reserve as of June 30, 2002 and December 31, 2001 is approximately $205,000 and $275,000, respectively. The decrease in the inventory reserve is primarily due to discarding obsolete inventory that had been reserved in prior years.


4.       COMMON AND PREFERRED STOCK

COMMON STOCK - At June 30, 2002 and December 31, 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,514,398 and 1,496,898, respectively, shares issued and outstanding.

PREFERRED STOCK - At June 30, 2002 and December 31, 2001, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

5.       COMMITMENTS AND CONTINGENCIES

MINIMUM PURCHASE COMMITMENT - The Company has an agreement with a supplier that was scheduled to expire on June 30, 2002, under which the Company is obligated to purchase a minimum annual number of cyst filters. The Chairman has personally guaranteed the Company's performance under the contract, subject to a $100,000 limitation on the guaranty. The Company has accrued the remaining estimated commitment for quantities in excess of projected usage and anticipates it will pay approximately $287,000, which represents the remaining obligation under the agreement. The Company has issued purchase orders for its remaining obligation.

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


6.       RELATED-PARTY TRANSACTIONS

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is Chairman of the Board for Tapemark. During the three and six month periods ended June 30, 2002 and 2001, the Company paid Tapemark approximately a total of $7,000 and $10,000, respectively, compared to $47,000 and $66,000, respectively, in 2001.


7.       INCOME TAXES

At the beginning of the second quarter, the Company had a fully reserved net deferred income tax asset of $4,548,000, which is comprised primarily of net operating loss carryforwards from prior years. Based on consistent earnings trends for the first six months of 2002 and management's estimates for the remainder of 2002, the Company has recorded an income tax benefit by reversing a portion of the deferred tax reserve totaling $1,400,000 as management is of the opinion that realization of this asset is probable in the near term. It is possible that the reserve will be reduced further in the remaining quarters of 2002 as estimates of earnings beyond 2002 are clarified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001


NET SALES
For the three month period ended June 30, 2002, the Company had record total net sales of $7,116,000, an increase of 41% from 2001 sales of $5,046,000. For the six month period ended June 30, 2002, the Company had total net sales of $13,084,000, an increase of 42% from 2001 sales of $9,220,000. The increase in total net sales was primarily due to increased sales volume of original equipment filtration systems and increased sales of replacement filters due to a larger installed base of home refrigerator filtration systems. In addition, the Company had a non-recurring sale of $842,000 to a foreign customer for a number of larger water purification systems.

The Company's two largest customers, both of whom manufacture home appliances, accounted for 78% of the Company's total net sales through June 30, 2002, compared to 84% for the same period in 2001. The Company believes that sales to its two largest customers will remain strong during 2002 primarily due to (i) increased demand for appliances with water filtration systems, (ii) these customers expanding the number of appliance models with the Company's filtration systems, and (iii) a larger installed base of home appliance units that are designed to require replacement filters supplied by the Company.

Domestic sales for the first six months of 2002 were $11,663,000, or 89% of total net sales, compared to $8,759,000 or 95% for the same period in 2001. The Company anticipates continued revenue growth in this market for the reasons indicated in the previous paragraph and the possible addition of new appliance customers.

International sales represented approximately 11% of total net sales in first six months of 2002 compared to 5% for the same period in 2001. The increase in sales is attributed to a non-recurring sale to a single foreign customer of $842,000 for the Company's larger water purification systems. Going forward, the Company anticipates international sales to be lower as a result of the Company's focus on the domestic market.


GROSS PROFIT
For the three and six month periods ended June 30, 2002, the Company recognized a gross profit of $2,347,000 and $4,248,000, respectively, representing 33% and 32% of total net sales, respectively. During the same periods in 2001, the Company recognized a gross profit of $1,230,000 and $2,232,000, respectively, representing 24% of net sales in each period. The increase in gross profit percentage is attributed to cost reduction programs and improved operating efficiencies as a result of increased sales volumes. The Company anticipates its gross profit to continue to improve during the year as a result of new cost reduction programs and increased sales of replacement filters.

OPERATING EXPENSES
Selling, general and administrative (SG&A) expenses for the three and six month periods ended June 30, 2002 were $717,000 and $1,385,000, respectively. For the same periods in 2001, SG&A expenses were $511,000 and $1,014,000, respectively. The increase in SG&A expense is mainly due to higher personnel costs, new business development activities and higher occupancy expenses.

Research and development expenses for the three and six month periods ended June 30, 2002 were $563,000 and $800,000, respectively. For the same periods in 2001, these expenses were $174,000 and $435,000, respectively. The increase during the second quarter is primarily due to new product development. The Company plans to continue to invest in new product development, cost reduction programs and expanding filtration and disinfection technology capabilities.


INCOME FROM OPERATIONS
Primarily as a result of the increase in net sales and improvement in gross profit margin, income from operations for the second quarter was a record $1,066,000 or 15% of total net sales, compared to $545,000 or 11% in 2001. For the six months ended June 30, 2002, income from operations was $2,063,000 or 16% of net sales, compared to $ 782,000 or 8% of net sales in the first half of 2001.


INTEREST EXPENSE
Interest expense was $92,000 and $177,000, respectively, for the three and six month periods ended June 30, 2002. During the same periods in 2001, interest expense was $100,000 and $210,000, respectively. The decrease in 2002 is primarily due to lower short-term borrowing rates during the first six months of 2002 compared to the same period in 2001.


INCOME TAXES
At the beginning of the second quarter, the Company has a fully reserved net deferred income tax asset of $4,548,000, which is comprised primarily of net operating loss carryforwards from prior years. Based on consistent earnings trends for the first six months of 2002 and management's estimates for the remainder of 2002, the Company has recorded an income tax benefit of $1,400,000 by reversing a portion of the deferred tax reserve totaling $1,400,000 as management is of the opinion that realization of this asset is probable. It is possible that the reserve will be reduced further in the remaining quarters of 2002 as estimates of earnings beyond 2002 are clarified.

The reader of the financial statements should consider earnings before, as well as after, this reduction of the reserve. The income created by this reserve reduction is not generated from current sales.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2002, the Company generated $593,000 of cash from operations, compared to $252,000 in 2001. The principal reason for the increase in cash provided from operations is the net income of $3,285,000, partially offset by deferred income taxes of $1,400,000 and the net change in operating assets and liabilities. Cash used in operating activities included increases in accounts receivable of $1,515,000 and inventory of $745,000, and a decrease in accrued expenses of $470,000, partially offset by an increase in accounts payable. The increase in accounts receivable is due to the increase in total net sales. The increase in inventory is due to increases in both raw materials and finished goods to support a new product launch at the end of the second quarter. Accrued expenses decreased primarily due to interest payments and payments made on contractual obligations. The increase in accounts payable is due to the increase in inventory.

Net cash used in investing activities was $1,045,000 for the first six months of 2002, compared to $248,000 in 2001. The Company has invested $945,000 in new capital equipment to support the increased sales volumes and to initiate new cost reduction programs to improve gross profit margins.

Net cash provided by financing activities was $475,000 for the first six months of 2002, compared to net cash used by financing activities of $93,000 in 2001. In February and June 2002, the Company amended its bank credit agreement to increase the revolving credit facility to $5,000,000 and provide for up to $10,500,000 in term loan availability. During the second quarter the Company borrowed $2,500,000 under the amended agreement and used the proceeds to retire approximately $2,500,000 of existing debt with the Company's chairman. The Company's remaining credit availability will be used for capital expenditures and working capital needs for 2002 and 2003.

The Company has an agreement with a supplier that was scheduled to expire on June 30, 2002, under which the Company is obligated to purchase a minimum annual number of filters. The Company has issued purchase orders for its remaining obligation under this agreement. Through June 30, 2002, the Company has paid a total of $575,000 of its total estimated contract obligation of $862,000. During the remainder of 2002, the Company anticipates it will pay approximately $287,000, which represents the remaining obligation.

A summary of the Company's contractual cash obligations at June 30, 2002 are as follows:

                     ---------------------------------------------------------------------------------------
                                                     PAYMENTS DUE BY PERIOD
-------------------- ---------------------------------------------------------------------------------------
CONTRACTUAL                             REMAINING 6
OBLIGATIONS              TOTAL        MONTHS OF 2002        2003         2004          2005         2006
-------------------- --------------- --------------- --------------- -------------- ------------ -----------
Long-Term Debt           $7,110,000      $1,546,000      $3,504,000   $1,680,000      $380,000     $    --
-------------------- --------------- --------------- --------------- -------------- ------------ -----------
Operating Leases            655,000          81,000         157,000      163,000       160,000      94,000
-------------------- --------------- --------------- --------------- -------------- ------------ -----------
Purchase Agreement
with Supplier               287,000         287,000              --           --            --          --
-------------------- --------------- --------------- --------------- -------------- ------------ -----------
Total Contractual        $8,052,000      $1,914,000      $3,661,000   $1,843,000      $540,000     $94,000
Cash Obligations
-------------------- --------------- --------------- --------------- -------------- ------------ -----------

The figures above do not include $1,000,000 outstanding under the Company's revolving credit facility.

As of June 30, 2002, the Company had net working capital (total current assets less total current liabilities) of $650,000 compared with net working capital of $552,000 as of December 31, 2001. The increase in working capital is due to increases in accounts receivable, inventory and deferred taxes, offset partially by the reclassification of debt from long-term to short-term. Management believes that cash flow from operations and the Company's term loan availability will provide adequate financing to meet the Company's capital requirements, working capital needs, and the contractual obligations and commitments summarized above.


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


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

In the first half of 2002, the Company issued 16,250 shares of Common Stock to four individuals who exercised warrants that they received in 1999 as a result of the Company restructuring its indebtedness. The exercise price was $1.00 per share. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The shares were acquired for investment for the accounts of the warrant holders. Based on these facts, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 22, 2002. The shareholders present in person or by proxy voted to re-elect the current members of the Board of Directors. Each nominee received the number of votes indicated below. There were no broker non-votes with respect to the election of directors.

Nominee                             Votes For                     Withheld
Robert C. Klas, Sr.                 1,033,692                         0
Biloine W. Young                    1,033,692                         0
John A. Clymer                      1,033,692                         0
Robert C. Klas, Jr.                 1,033,692                         0
Ronald A. Mitsch                    1,033,692                         0

The shareholders also ratified the selection of McGladrey & Pullen, LLP as the Company's independent auditors for 2001 by a vote of 1,033,692 shares in favor, zero shares against, zero shares abstaining and zero shares as broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:


EXHIBITS.

10.60 First Amendment to Amended and Restated Credit Agreement and loan documents between USBank National Association, WTC Industries, Inc. and PentaPure Incorporated dated June 24, 2002.

99.1  Certification


REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the second quarter of 2002.


SIGNATURES
----------

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2002                                    WTC Industries, Inc.

                                                     By: /s/ James J. Carbonari
                                                         -----------------------
                                                         James J. Carbonari
                                                         Chief Executive Officer


                                                     By: /s/ Gregory P. Jensen
                                                         -----------------------
                                                         Gregory P. Jensen
                                                         Chief Financial Officer