Form 10KSB/A
period 2001-12-31
WTC INDUSTRIES INC
filed 2002-08-23
CIK 877542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER: 0-19622

                              WTC INDUSTRIES, INC.
                              --------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                              38-2308668
            --------                                              ----------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                                1000 APOLLO ROAD
                           EAGAN, MINNESOTA 55121-2240
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (651) 554-3140

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

                               ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES _X_    NO ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $18,981,677

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:
$1,929,090 as of February 15, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,501,898 shares of Common Stock as of February 15, 2002.

Documents Incorporated by Reference:  Yes

Traditional Small Business Disclosure Format (check one):  YES ___   NO _X_

Exhibit 10.61 to the Company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2001, is being amended to reinsert in Section 1 of the Option Agreement, which was the subject of Exhibit 10.61, certain information that was redacted from Exhibit 10.61 as originally filed because that information was publicly disclosed elsewhere in the Form 10-KSB.


PART III

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K (IN PART, AS AMENDED)


10.61**  Option Agreement                                   Filed Herewith

--------------------------
** Certain information has been deleted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2.





                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 23, 2002                    WTC INDUSTRIES, INC.


                                           By /s/ James J. Carbonari
                                              ----------------------------------
                                              James J. Carbonari
                                              Chief Executive Officer