Form 10QSB
period 2002-09-30
WTC INDUSTRIES INC
filed 2002-11-08
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-------------------------------------------

FORM 10-QSB

(MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002, or

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

1,637,598 shares of Common Stock as of October 23, 2002

         Transitional Small Business Disclosure Format (check one):
Yes _____;  No __x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheet
                  September 30, 2002 and Audited Balance Sheet
                  December 31, 2001                                           3

         Condensed Consolidated Unaudited Statements of Operations
                  Three Months Ended September 30, 2002 and 2001              4

         Condensed Consolidated Unaudited Statements of Operations
                  Nine Months Ended September 30, 2002 and 2001               5

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001               6

         Notes to Condensed Consolidated Unaudited Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                               10

Item 3.  Controls and Procedures                                             14


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                               15

Item 6.  Exhibits and Reports on Form 8-K                                    15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      (Unaudited)
ASSETS                                                               September 30,   December 31,
------                                                                    2002           2001
                                                                     ------------    ------------
CURRENT ASSETS
       Cash                                                          $     64,680    $     81,853
       Accounts receivable, net of allowance for doubtful accounts
           of approximately $8,000                                      5,007,298       3,102,165
       Inventories (Note 3)                                             1,382,657       1,160,073
       Deferred Tax Asset (Note 7)                                      1,400,000             -
       Prepaid expenses and other                                         122,136         140,451
                                                                     ------------    ------------
             TOTAL CURRENT ASSETS                                       7,976,771       4,484,542

PROPERTY AND EQUIPMENT                                                  4,098,412       2,780,503
       Less accumulated depreciation                                    1,568,722       1,093,120
                                                                     ------------    ------------
                                                                        2,529,690       1,687,383

OTHER ASSETS                                                              180,536         111,172
                                                                     ------------    ------------

                                                                     $ 10,686,997    $  6,283,097
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
       Note payable to bank                                          $  1,000,000     $       -
       Current maturities of long-term debt                             3,223,247       1,285,529
       Accounts payable                                                 1,896,189       1,272,408
       Accrued expenses:
          Interest                                                         28,377         333,596
          Warranty                                                        311,479         244,464
          Compensation                                                    464,937         413,870
          Other                                                            80,840         382,045
       Customer deposits                                                  180,901             796
                                                                     ------------    ------------
             TOTAL CURRENT LIABILITIES                                  7,185,970       3,932,708

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                               3,176,203       6,353,130
                                                                     ------------    ------------
                                                                        3,176,203       6,353,130
                                                                     ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT) (Note 4)
       Common stock                                                       162,760         149,690
       Additional paid-in capital                                      12,940,520      12,738,159
       Accumulated deficit                                            (12,778,456)    (16,890,590)
                                                                     ------------    ------------
                                                                          324,824      (4,002,741)
                                                                     ------------    ------------

                                                                     $ 10,686,997    $  6,283,097
                                                                     ============    ============


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended September 30,
                                              -------------------------------
                                                   2002          2001
                                                -----------   -----------

NET SALES                                       $ 6,152,180   $ 5,292,085

COST OF GOODS SOLD                                4,205,570     3,778,216
                                                -----------   -----------

GROSS PROFIT                                      1,946,610     1,513,869

EXPENSES
        Selling, general and administrative         714,025       628,238
        Research and development                    313,059       260,695
                                                -----------   -----------
                                                  1,027,084       888,933
                                                -----------   -----------

INCOME FROM OPERATIONS                              919,526       624,936

NONOPERATING EXPENSE
        Interest expense                             92,724       101,197
        Loss on disposal of fixed assets                  0       (15,000)
                                                -----------   -----------
                                                     92,724        86,197
                                                -----------   -----------

NET INCOME                                      $   826,802   $   538,739
                                                ===========   ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                      $      0.52   $      0.36
                                                ===========   ===========
EARNINGS PER SHARE - DILUTED                    $      0.37   $      0.26
                                                ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                     1,600,000     1,494,000
                                                ===========   ===========
        DILUTED                                   2,254,000     2,058,000
                                                ===========   ===========



See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Nine months ended September 30,
                                              -------------------------------
                                                   2002           2001
                                                ------------   ------------

NET SALES                                       $ 19,236,206   $ 14,511,449

COST OF GOODS SOLD                                13,041,742     10,766,046
                                                ------------   ------------

GROSS PROFIT                                       6,194,464      3,745,403

EXPENSES
        Selling, general and administrative        2,099,180      1,642,151
        Research and development                   1,113,008        696,000
                                                ------------   ------------
                                                   3,212,188      2,338,151
                                                ------------   ------------

INCOME FROM OPERATIONS                             2,982,276      1,407,252

NONOPERATING EXPENSE
        Interest expense                             270,142        310,714
        Gain on disposal of fixed assets                   0        (13,334)
                                                ------------   ------------
                                                     270,142        297,380
                                                ------------   ------------

INCOME BEFORE INCOME TAXES                         2,712,134      1,109,872

INCOME TAX BENEFIT (Note 7)                        1,400,000              0
                                                ------------   ------------

NET INCOME                                      $  4,112,134   $  1,109,872
                                                ============   ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                      $       2.67   $       0.74
                                                ============   ============
EARNINGS PER SHARE - DILUTED                    $       1.87   $       0.54
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                      1,539,000      1,492,000
                                                ============   ============
        DILUTED                                    2,202,000      2,042,000
                                                ============   ============



See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                            2002           2001
                                                                        -----------    -----------
OPERATING ACTIVITIES
       Net income                                                       $ 4,112,134    $ 1,109,872
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation                                                      479,719        358,386
          Amortization                                                       30,636         30,636
          Deferred income taxes                                          (1,400,000)           -
          Gain on disposal of fixed assets                                      -          (13,334)
          Noncash consulting services                                         8,253          8,252
          Accretion of long-term debt discount                               13,240         29,301
          Changes in operating assets and liabilities:
             Accounts receivable                                         (1,905,133)    (2,473,489)
             Inventories                                                   (222,584)      (528,158)
             Current and other assets                                        18,315        (43,474)
             Accounts payable                                               623,781        678,680
             Accrued expenses                                              (308,237)       188,068
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities     1,450,124       (655,260)
                                                                        -----------    -----------

INVESTING ACTIVITIES
       Note receivable from officer                                             -              850
       Investment in supplier                                              (100,000)           -
       Proceeds on sale of equipment                                            -           16,678
       Purchases of property and equipment                               (1,322,026)      (473,040)
                                                                        -----------    -----------
                  Net cash used in investing activities                  (1,422,026)      (455,512)
                                                                        -----------    -----------

FINANCING ACTIVITIES
       Net proceeds on note payable to bank                               1,000,000      1,400,000
       Proceeds from long-term debt                                       7,500,000
       Proceeds from issuance of common stock                               207,178         39,250
       Payments on long-term debt                                        (8,752,449)      (406,703)
                                                                        -----------    -----------
                  Net cash provided by (used in) financing activities       (45,271)     1,032,547
                                                                        -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (17,173)       (78,225)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                   81,853         94,671
                                                                        -----------    -----------

       End of period                                                    $    64,680    $    16,446
                                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                         $   588,601    $   245,746
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES -
       Equipment financed through capital leases                        $         -    $    62,716



See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

BUSINESS - WTC Industries, Inc., (the "Company") designs, manufactures, and markets water filtration and purification products for the potable water market, which includes residential and commercial consumers. The Company's filtration products remove or reduce many undesirable contaminants found in water including lead, chlorine, cryptosporidium and giardia, bad taste and odor. In addition to filtration, some of the Company's products also purify water by devitalizing or removing bacteria and viruses. The Company's customers are (i) original equipment manufacturers of home appliances based in the United States, and (ii) domestic and foreign customers who ultimately resell the products to domestic and foreign consumers.

The Company's products fall into the following categories: systems and cartridges for use by original equipment manufacturers of home appliances; portable systems; and point-of-use systems. The Company's products have a broad range of applications, including home, travel, outdoor recreation, military and emergency relief.

HOME APPLIANCE SYSTEMS
----------------------

The Company has developed several filtration systems for the home appliance market. Modern home refrigerators, particularly the "high end" models, often have the ability to dispense drinking water. The Company's filtration systems provide a means to filter the drinking water using a filtration cartridge mounted inside the refrigerator that is periodically changed by the consumer. The Company's patented "dry-change" system allows the consumer to easily and conveniently change the replacement filter cartridge.

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

OTHER WATER TREATMENT SYSTEMS
-----------------------------

In addition to its principal business of home appliance filtration systems, the Company also sells a family of filtration and purification systems that are designed for residential or outdoor use. Individual systems can be configured to accommodate specific water quality problems. The Company's other water treatment systems are designed for the travel, outdoor recreation, military and emergency relief markets.

2.       BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB.

3.       INVENTORIES


INVENTORIES CONSIST OF THE FOLLOWING:       Sept 30, 2002         Dec 31, 2001
-------------------------------------       -------------         ------------

Raw Materials                               $     777,513         $    840,226
Finished Goods                                    605,144              319,847
                                            -------------         ------------
                                            $   1,382,657         $  1,160,073
                                            =============         ============

The total inventory reserve as of September 30, 2002 and December 31, 2001 is approximately $187,000 and $275,000, respectively. The decrease in the inventory reserve is primarily due to discarding obsolete inventory that had been reserved in prior years.

4.       COMMON AND PREFERRED STOCK

COMMON STOCK - At September 30, 2002 and December 31, 2001, the Company had 15,000,000 shares of $.10 par value common stock authorized, with 1,627,598 and 1,496,898, respectively, shares issued and outstanding.

PREFERRED STOCK - At September 30, 2002 and December 31, 2001, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized with no shares outstanding.

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

6.       RELATED-PARTY TRANSACTIONS

The Tapemark Company ("Tapemark"), of West Saint Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is Chairman of the Board for Tapemark. During the three and nine month periods ended September 30, 2002 and 2001, the Company paid Tapemark approximately a total of $1,000 and $11,000, respectively, compared to $34,000 and $100,000, respectively, in 2001.

7.       INCOME TAXES

At the beginning of the second quarter, the Company had a deferred income tax asset of $4,548,000 which arose primarily from the carry forward of net operating losses incurred in prior years. Because of the previous uncertainty of when or if the deferred income tax asset would be used, the Company had a $4,548,000 reserve against this asset. In the second quarter, the Company reduced the reserve by $1,400,000 based on consistent earning trends and management's estimates for the remainder of 2002. As a result, the Company now has a deferred tax asset of $1,400,000 on the balance sheet. The remaining reserve of $3,148,000 may be reduced further in subsequent quarters based on actual results and management's future earnings estimates.

No income tax provision has been presented in each of the third quarters ended September 30, 2002 and 2001 due to the utilization of net operating loss carryforwards and a corresponding reduction in the valuation allowance on deferred income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES
For the three month period ended September 30, 2002, the Company had total net sales of $6,152,000, an increase of 16% from 2001 sales of $5,292,000. For the nine month period ended September 30, 2002, the Company had total net sales of $19,236,000, an increase of 32% from 2001 sales of $14,511,000. The increase in total net sales was primarily due to increased sales volume of original equipment filtration systems and increased sales of replacement filters due to a larger installed base of home refrigerator filtration systems.

 The Company's two largest customers, both of whom manufacture home appliances, accounted for 81% of the Company's total net sales through September 30, 2002, compared to 83% for the same period in 2001. The Company believes that sales to its two largest customers will continue to grow in 2003 primarily due to (i) increased demand for appliances with water filtration systems, (ii) these customers expanding the number of appliance models with the Company's filtration systems, and (iii) a larger installed base of home appliance units that are designed to require replacement filters supplied by the Company. The Company is anticipating lower sales in fourth quarter 2002 due to its customers having scheduled year-end plant shutdowns.

Domestic sales for the first nine months of 2002 accounted for approximately 92% of total net sales compared to 95% for the same period in 2001. The Company anticipates continued revenue growth in this market for the reasons indicated in the previous paragraph and the possible addition of new appliance customers.

International sales represented approximately 8% of total net sales in first nine months of 2002 compared to 5% for the same period in 2001. The Company anticipates international sales will continue to decline as a percent of sales.

GROSS PROFIT
For the three and nine month periods ended September 30, 2002, the Company recognized a gross profit of $1,947,000 and $6,194,000, respectively, representing 32% of total net sales for both periods. During the same periods in 2001, the Company recognized a gross profit of $1,514,000 and $3,745,000, respectively, representing 29% and 26% of total net sales, respectively. The increase in gross profit percentage is attributed to cost reduction programs for both materials and labor and improved operating efficiencies as a result of increased sales volumes and automation. The Company anticipates its gross profit to continue to remain at current levels for the remainder of 2002.

OPERATING EXPENSES
Selling, general and administrative (SG&A) expenses for the three and nine month periods ended September 30, 2002 were $714,000 and $2,099,000, respectively. For the same periods in 2001, SG&A expenses were $628,000 and $1,642,000, respectively. The increase in SG&A expense is mainly due to higher personnel costs, new business development activities and higher occupancy expenses.

Research and development expenses for the three and nine month periods ended September 30, 2002 were $313,000 and $1,113,000, respectively. For the same periods in 2001, these expenses were $261,000 and $696,000, respectively. The increase in spending for both the three and nine month periods ended September 30, 2002 is primarily due to new product development. The Company plans to continue to invest in new product development and expand its research capabilities in the areas of filtration and disinfection technology.

INCOME FROM OPERATIONS
Primarily as a result of the increase in net sales and improvement in gross profit margin, income from operations for the third quarter was $920,000 or 15% of total net sales, compared to $625,000 or 12% in 2001. For the nine months ended September 30, 2002, income from operations was $2,982,000 or 16% of net sales, compared to $ 1,407,000 or 10% for the same period in 2001.

INTEREST EXPENSE
Interest expense was $93,000 and $270,000, respectively, for the three and nine month periods ended September 30, 2002. During the same periods in 2001, interest expense was $101,000 and $311,000, respectively. The decrease in 2002 is primarily due to lower short-term borrowing rates during the first nine months of 2002 compared to the same period in 2001.

INCOME TAXES
At the beginning of the second quarter, the Company had a deferred income tax asset of $4,548,000 which arose primarily from the carry forward of net operating losses incurred in prior years. Because of the previous uncertainty of when or if the deferred income tax asset would be used, the Company had a $4,548,000 reserve against this asset. In the second quarter, the Company reduced the reserve by $1,400,000 based on consistent earning trends and management's estimates for the remainder of 2002. As a result, the Company now has a deferred tax asset of $1,400,000 on the balance sheet. The remaining reserve of $3,148,000 may be reduced further in subsequent quarters based on actual results and management's future earnings estimates.

The reader of the financial statements should consider earnings before, as well as after, this reduction of the reserve. The income created by this reserve reduction is not generated from current sales.

No income tax provision has been presented in each of the third quarters ended September 30, 2002 and 2001 due to the utilization of net operating loss carryforwards and a corresponding reduction in the valuation allowance on deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 2002, the Company generated $1,450,000 of cash from operations, compared to cash used by operations of $655,000 in 2001. The principal reason for the increase in cash provided from operations is the net income of $4,112,000, partially offset by deferred income taxes of $1,400,000 and the net change in operating assets and liabilities. Cash used in operating activities included increases in accounts receivable of $1,905,000 and inventory of $223,000, and a decrease in accrued expenses of $308,000, partially offset by an increase in accounts payable of $624,000. The increase in accounts receivable and inventory is due to the increase in total net sales. Accrued expenses decreased primarily due to interest payments and payments made on contractual obligations. The increase in accounts payable is due to the increase in inventory.

Net cash used in investing activities was $1,422,000 for the first nine months of 2002, compared to $456,000 in 2001. The Company has invested in capital equipment to support the increased sales volumes and to initiate cost reduction programs.

Net cash used in financing activities was $45,000 for the first nine months of 2002, compared to net cash provided by financing activities of $1,032,000 in 2001. During 2002, the Company amended its bank credit agreement to increase its revolving credit facility to $5,000,000 and to provide new term loan financing for up to $10,500,000. Proceeds from the term loan financing were used to pay existing term loans totaling $7,500,000. The remaining term loan financing is expected to be available for capital expenditure needs for the remainder of 2002 and 2003. The Company's revolving credit facility is adequate for the Company's working capital needs for 2002 and 2003.

The Company has an agreement with a supplier under which the Company is obligated to purchase a minimum annual number of filters. The Company has issued purchase orders for its remaining obligation under this agreement. Through September 30, 2002, the Company has paid a total of $705,000 of its total estimated contract obligation of $862,000. During the remainder of 2002, the Company anticipates it will pay approximately $157,000, which fulfills the remaining obligation.

A summary of the Company's contractual cash obligations at September 30, 2002 are as follows:

                     ----------------------------------------------------------------------------------------
                                                     PAYMENTS DUE BY PERIOD
-------------------------------------------------------------------------------------------------------------
CONTRACTUAL                           REMAINING 3
OBLIGATIONS              TOTAL      MONTHS OF 2002       2003           2004           2005          2006
-------------------------------------------------------------------------------------------------------------
Long-Term Debt          $6,382,000         $837,000     $3,485,000     $1,680,000       $380,000     $    --
-------------------------------------------------------------------------------------------------------------
Operating Leases           637,000           49,000        170,000        165,000        160,000      93,000
-------------------------------------------------------------------------------------------------------------
Purchase Agreement
with Supplier              157,000          157,000             --             --             --          --
-------------------------------------------------------------------------------------------------------------
Total Contractual       $7,176,000       $1,043,000     $3,655,000     $1,845,000       $540,000     $93,000
Cash Obligations
-------------------------------------------------------------------------------------------------------------

The figures above do not include $1,000,000 outstanding under the Company's revolving credit facility.

As of September 30, 2002, the Company had net working capital (total current assets less total current liabilities) of approximately $791,000 compared with net working capital of approximately $552,000 as of December 31, 2001. The increase in working capital is due to increases in accounts receivable, inventory and deferred taxes, offset partially by the reclassification of debt from long-term to short-term. Management believes that cash flow from operations and the Company's term loan and revolving credit line availability will provide adequate financing to meet the Company's capital requirements, working capital needs, and the contractual obligations and commitments summarized above.

Subsequent to the end of the quarter, the Company acquired from a supplier certain proprietary technology for use in new products. The Company financed this acquisition of technology through additional long-term borrowings. Long-term debt increased by $2,000,000 in connection with this transaction. Payments on this additional debt will increase those shown above in the summary of contractual cash obligations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In April 2002, FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires the recognition of a liability for a cost associated with and exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement, states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FOREIGN CURRENCY EFFECTS
------------------------

Because of the lower sales to international markets as compared to the domestic market, foreign currency exchange rate fluctuations did not have a material impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue during 2002 and into 2003.

EFFECTS OF INFLATION
--------------------

The Company believes that during 2002 and 2001 inflation has not had a material impact on the Company's business.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
----------------------------------------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

          The Company's Chief Executive Officer, James Carbonari, and Chief Financial Officer, Greg Jensen, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to them.

(b) Changes in Internal Controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluations, including any corrective actions with regards to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During third quarter 2002, the Company issued 104,400 shares of Common Stock to two individuals who exercised warrants that they received in 1999 as a result of the Company restructuring its indebtedness. The exercise price was $1.00 per share. There were no underwriters or placement agents involved in this issuance and no commissions were paid. The shares were acquired for investment for the accounts of the warrant holders. Based on these facts, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

EXHIBITS.

99.1  Certificate pursuant to 18 U.S.C. 1350

REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the third quarter of 2002.


SIGNATURES
----------

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 8, 2002                    WTC Industries, Inc.

                                   By:      /s/  James J. Carbonari
                                            ------------------------------------
                                            President, Chief Executive Officer

                                   By:      /s/  Gregory P. Jensen
                                            ------------------------------------
                                            Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------
I, James J. Carbonari, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WTC Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date November 8, 2002          By:      /s/  James J. Carbonari
                                              -------------------------
                                              President, Chief Executive Officer

I, Gregory P. Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WTC Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002                By:      /s/  Gregory P. Jensen
                                              ------------------------
                                              Chief Financial Officer