Form 10KSB
period 2002-12-31
WTC INDUSTRIES INC
filed 2003-03-28
CIK 877542

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                              ------------------
                                  FORM 10-KSB
                              ------------------

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 0-19622

                              ------------------

                             WTC INDUSTRIES, INC.
                (Name of Small Business Issuer in Its Charter)

     DELAWARE                                                  38-2308668
   (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


     1000 APOLLO ROAD, EAGAN, MINNESOTA                        55121-2240
     (Address of Principal Executive Offices)                  (Zip Code)

                              ------------------

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 554-3140

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year: $24,881,781

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $3,816,200 as of March 12, 2003

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,640,098 shares of Common Stock as of March 12, 2003

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Information Statement to be filed with the Commission no later than April 30, 2003 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
================================================================================

                                     INDEX



PART I

Item 1.  Description of Business
Item 2.  Description of Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.  Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Controls and Procedures


SIGNATURES
CERTIFICATIONS

PART I
                        ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT

     WTC Industries, Inc. ("WTC") manufactures and markets water filtration and purification products for the point-of-use potable water market. The Company's primary customers are original equipment manufacturers of home appliances that are based in the United States who use the Company's filtration system for drinking water that is dispensed by the appliance to the consumer.


     WTC is a Delaware corporation that was incorporated in 1978. Until 1988 it was located in Michigan and focused on developing water filtration products that used iodinated resin and were marketed to the U.S. government and to service and relief organizations for use in foreign countries. In November 1988 the Company moved to Minnesota and expanded its product development efforts to include commercial applications. In December 1994 the Company merged with Ecomaster Corporation and formed a wholly owned Minnesota subsidiary named PentaPure Incorporated (which together with WTC is referred to herein as the "Company").


     The Company continued to focus primarily on filtration products using iodinated resin until 1996, when it began to develop water filtration products for home appliances that did not use iodinated resin. In the last five years these home appliance systems have become the dominant part of the Company's business, while the sale of iodinated resin products has become much less significant.



                                   PRODUCTS


     The Company's products fall into three categories: systems and cartridges for use by original equipment manufacturers of home appliances; point-of-use systems and cartridges for the home or office; and portable systems for travel, outdoor recreation, military and emergency relief applications. Sales to manufacturers of home appliances accounted for approximately 87% of 2002 net sales while the other two categories combined accounted for approximately 13% of 2002 net sales.


HOME APPLIANCE SYSTEMS

     The Company has developed several filtration systems for the home appliance market. Appliance manufacturers have increasingly sought to add water filtration systems to refrigerator models in response to high consumer demand driven by: emphasis on health, fitness and wholesome diets; increased concerns among consumers regarding the safety and quality of public water supplies; and consumer's preferences regarding the taste and odor of water.


     The Company's filtration systems provide a means to filter the drinking water using a filtration cartridge mounted inside the refrigerator that is periodically changed by the consumer. The Company's patented "dry-change" system allows the consumer to easily and conveniently replace the filter cartridge.


POINT OF USE SYSTEMS

     Point-of-use systems treat water at a single source, typically a water faucet, without treating the water in the rest of the home or office. The increased demand for point-of-use systems has been driven by a number of factors, including ease of installation and the availability of systems at a variety of price points for a number of different potable water problems. The Company's point-of-use systems are similar to the "dry-change" system referred to above.


PORTABLE SYSTEMS

     The Company sells portable filtration and purification systems that are designed for the travel, outdoor recreation, military and emergency relief markets.

                            DISTRIBUTION AND SALES


MARKETS

     During the past seven years, the Company has implemented a marketing strategy that focuses on sales to major U.S. appliance manufacturers. These appliance manufacturers have recognized the growing demand for point-of-use water filtration systems and are seeking to increase their stake in the residential water treatment market. The Company's business strategy is to apply its strengths in the areas of technology, innovation, quality, and low cost manufacturing to support these OEM manufacturers' efforts to increase their market share in the residential water filtration market using the Company's products.

     There are only a few U.S. manufacturers of major home appliances, and these manufacturers each tend to have a significant market share. Thus the Company views the concentration of its customers in this market as inevitable. The Company's two largest customers accounted for 55% and 25% of the Company's total sales in 2002 and 55% and 28% in 2001. As the installed base of the Company's filter systems grows, it will increase the likelihood that the appliance manufacturer will continue to use the Company as its preferred supplier. The loss of either of the Company's major customers or a significant disruption in the order flow from either of them would have a serious adverse effect on the Company. See "Competition" and "Intellectual Property" below.

     The Company sells filtration cartridge components to an international customer that assembles them into a "sport bottle" product. International sales accounted for 8% of total net sales in 2002, compared to 7% in 2001. The Company is exploring other sales initiatives in international markets to expand its customer base and sales opportunities.



                                  COMPETITION

     The markets in which the Company competes are highly competitive. Due to the broad spectrum of product and market applications in the water filtration industry, there are many companies that compete with one or more of the Company's products.

     In the residential water treatment market, the main competitive factors are technology, product quality, intellectual property rights and price. The Company's principal competitors, or potential competitors in this market, are Cuno, EcoWater, Everpure, Pentair, KX Industries and various other companies, both domestic and foreign, for which the Company does not have specific information.

     The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold that is permanently mounted inside the refrigerator to attach to the filter cartridge. The Company believes that as the installed base of refrigerators that are specifically designed to accept the Company's filter cartridge increases, this need for compatibility and the Company's patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturer. The need for compatibility is also an advantage from the appliance manufacturer's standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer, who in turn purchases them from the Company.



                          MANUFACTURING AND SUPPLIERS

     The Company's manufacturing and assembly operations are conducted at its facility in Eagan, Minnesota. The Company has established strong relationships with several key suppliers of raw materials, who are engaged in continuous quality improvements and cost reductions. The majority of materials necessary for the manufacture of the Company's products are engineered products available from a variety of suppliers. The Company does not have long-term supply agreements with its suppliers, nor does it engage in any hedging transactions with respect to commodity suppliers.

     The Company was awarded ISO 9001:2000 registration in the Spring of 2001 and has embraced an active Six Sigma quality initiative. The Company has aligned its operations to achieve Six Sigma quality levels, continuous cost reduction, and excellent on-time delivery. The focus on meeting the requirements of highly stringent appliance manufacturers has led the Company to develop what it believes is a lean manufacturing organization with highly automated manufacturing and testing processes.



                             INTELLECTUAL PROPERTY

     The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold that is permanently mounted inside the refrigerator that attaches to the filter cartridge. This intellectual property allows the Company to offer high value proprietary products that result in sales of both filtration systems and replacement filter cartridges to appliance manufacturers. In addition, with each new product introduction, the Company continues to incorporate multiple technology advancements.

     The Company believes that as the installed base of refrigerators that are specifically designed to accept the Company's filter cartridge increases, the need for compatibility and the Company's patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturer. The need for compatibility is also an advantage from the appliance manufacturer's standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer, who in turn purchases them from the Company.

     During 2002 the Company entered into agreements under which it acquired a license for technology to be used in the Company's products. This technology is the subject of two U.S. patent applications, but there is no assurance that patents will be issued on these applications or that the patents will afford the Company a meaningful competitive advantage.



                           RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused around reducing costs on existing products, cultivating new and innovative products for both its current and potential customers, and enhancing the performance of the Company's products. Management continues to prioritize innovation and technological advancement as key elements of the Company's overall strategy in the residential point-of-use market. During 2002 and 2001, the Company expended $1,224,000 and $991,000, respectively, on research and development.



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



                                   EMPLOYEES

     As of February 15, 2003, the Company had 79 full time employees. The Company also utilizes employment agencies to provide temporary staffing as needed for production. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relations with its employees are good.


                              ITEM 2. PROPERTIES

     In February 2001 the Company moved its principal place of business to Eagan, Minnesota, and leased approximately 8,000 square feet of office space and 27,000 square feet of production and warehouse space. In November 2002 the lease was amended to add 8,000 square feet of adjacent office space and 17,000 square feet of adjacent production and warehouse space. The amended lease is for a term of five years ending January 31, 2008. The Company's Chairman personally guaranteed the original lease for a period of three years, for which he was granted a warrant to purchase 75,000 shares of common stock at $2.50. The warrants were immediately vested and expire after five years. The market value ascribed to the warrant at the time of issuance was $123,000. No further commitment from the Chairman was required for the amended lease.

     From 1997 through 2002, the Company leased approximately 17,500 square feet of production space and warehouse space in Kennedy, Minnesota. As of December 31, 2002, the Company consolidated the Kennedy, Minnesota operations into the Eagan facility. The various short-term leases related to the Kennedy, Minnesota operations have been terminated.


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


                   PERIOD                 LOW           HIGH
------   -------------------------   ------------   ------------

2001     January 1 - March 31        $ 2 1/2      $  6 1/2
         April 1 - June 30           $ 2 1/2      $  6 1/2
         July 1 - September 30       $ 2 1/4      $  6 2/5
         October 1 - December 31     $ 3 1/4      $  6
2002     January 1 - March 31        $ 4          $  8 23/32
         April 1 - June 30           $ 8 23/32    $ 17 3/4
         July 1 - September 30       $ 7          $ 14 1/2
         October 1 - December 31     $ 4          $ 10 1/10
2003     January 1 - March 12        $ 6          $ 13


     Approximately 700 stockholders held the Company's Common Stock as of March 12, 2003.


CASH DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001


NET SALES
     The Company had net sales of $24,882,000 in 2002, an increase of 31% from net sales of $18,982,000 in 2001. The increase in net sales was primarily due to increased sales of original equipment filtration systems to domestic manufacturers of home appliances. Net sales from replacement filters continued to increase as a result of a larger installed base of home refrigerator filtration systems that accept the Company's replacement filters. The Company also had sales to new customers with new point-of-use products.

     The Company's two largest customers, both of whom manufacture home appliances, accounted for 55% and 25% of the Company's total net sales in 2002, compared to 55% and 28%, respectively, in 2001. The Company believes that sales to its two largest customers will continue to increase in 2003 primarily due to
(i) increased demand for appliances with filtration systems, (ii) these customers expanding the number of appliance models with the Company's filtration systems, (iii) a larger installed base of home appliance units that are designed to accept replacement filters supplied by the Company, and (iv) the Company's expansion into other markets with new products.

     Domestic sales were $22,979,000, or 92% of total net sales in 2002, compared to $17,613,000 or 93% in 2001. The Company anticipates continued revenue growth in this market for the reasons indicated in the previous paragraph as well as the possible addition of new customers with sales potentials much like the Company's two largest customers and the development of other point-of-use applications for the residential water treatment market.

     International sales were $1,903,000 or 8% of total net sales in 2002, compared to $1,369,000 or 7% in 2001. The increase was due to a non-recurring sale of the Company's larger purification systems to a single customer totaling $842,000. The Company is actively pursuing other sales initiatives in international markets to expand its customer base and sales opportunities.

     GROSS PROFIT The Company's gross profit was $8,183,000 in 2002 compared to a gross profit of $5,146,000 in 2001. Gross profit as a percentage of net sales was 33% in 2002 compared to 27% in 2001. The improvement in gross profit margin is attributed to the Company's ongoing cost reduction efforts, enhanced quality systems and improved operating efficiencies. The Company has developed a lean manufacturing organization with highly automated production and testing capabilities. The Company has begun implementing a Six Sigma quality initiative to further advance its cost reduction efforts and quality systems and to improve gross profit margins.

OPERATING EXPENSES
     Selling, general and administrative expenses (SG&A) for 2002 were $2,594,000, or 10% of net sales, compared with $2,266,000, or 12% of net sales in 2001. The increase in SG&A spending was due to $152,000 in higher fees for professional and outside services related to new business development activities, an $87,000 increase in occupancy and insurance expenses, and a $89,000 increase in sales related expenses, including commissions. To support the Company's growth plans, management plans to increase spending in SG&A by increasing head count in sales and administration, expanding existing leased facilities and expanding its intellectual property portfolio.

     Research, development and engineering expenses for 2002 were $1,224,000 compared to $991,000 in 2001, or about 5% of net sales in each year. The Company plans to continue to invest in new product development, cost reduction programs and enhancement in the performance of its products.

INCOME FROM OPERATIONS
     Income from operations was $4,364,000 or 18% of net sales in 2002, compared to $1,889,000 or 10% of net sales in 2001. The increase was due to the higher net sales and increased gross profit margins, partially offset by a slight increase in operating expenses.

INTEREST EXPENSE
     Interest expense decreased to $362,000 in 2002 from $402,000 in 2001, primarily as a result of lower interest rates.


INCOME TAXES
     In 2002 and 2001, the Company did not incur any income tax expense because its tax obligation was offset by the utilization of net operating loss carryforwards. At December 31, 2001, the Company had deferred tax assets, arising primarily from net operating loss carryforwards (NOL's), of $4,548,000, and the Company carried a full valuation allowance against these assets because of the uncertainty that they would be realized. Due to the Company's present and expected continued profitability, such uncertainty no longer exists and accordingly, the valuation allowance was removed in 2002. As a result, the Company's 2002 profits include an income tax benefit of $3,013,000 resulting from the removal of this allowance, net of utilization of some of the NOL's prior to the removal of the valuation allowance. In future periods, earnings will be offset by income tax expense at normal rates.


LIQUIDITY AND CAPITAL RESOURCES

     During 2002, the Company generated $2,882,000 in net cash from operations, compared to $9,700 in net cash generated from operations in 2001. The principal reason for the improvement was the 2002 net income before taxes (and before the $3,023,000 non-cash income tax benefit) of $4,002,000, compared to the net income (before and after taxes) in 2001 of $1,501,000. Increases in accounts receivable and inventory for both 2002 and 2001 are due to the increase in sales for original equipment filtration systems and replacement filters.

     Net cash used in investing activities was $3,894,000 and $578,000 in 2002 and 2001, respectively. The increase in 2002 was primarily due to the expenditure of $2,190,000 for the purchase and licensing of new intellectual property rights which will allow for future reductions in raw material costs and the purchase of new capital equipment of $1,704,000 to support the increased sales volumes and ongoing cost reduction efforts.

     Net cash provided by financing activities was $1,070,000 and $555,000 in 2002 and 2001, respectively. In 2002, the increase in debt financing was used to refinance debt that matured in 2002 and to finance the increase in accounts receivables and inventories, the acquisition of intellectual property rights and new capital equipment. The Company is meeting the principal and interest payment requirements of its indebtedness by means of improved cash generated from operations and utilization of its net operating loss carryforwards. In 2001, the increase in debt financing was used to finance the increase in accounts receivables, inventories and new equipment purchases.

     At December 31, 2002, the Company had a bank credit facility that provided a $5,000,000 revolving credit line at an interest rate of LIBOR plus 2.5%, of which there was no outstanding balance, and term loans totaling $8,489,000 with interest rates ranging from LIBOR plus 2.5% to prime rate. The revolving credit line was to mature in May 2004 and the term loans at various times including December 2003, March 2005, June 2005 and December 2005. Substantially all of the Company's assets are pledged under the credit facility. There was no balance outstanding on the revolving line at December 31, 2002. The Company used the proceeds of these term loans (i) to retire a $2,489,000 loan by the Company's Chairman, (ii) to retire $1,000,000 of existing bank term loans and to pay off the bank revolving credit facility of $1,700,000, (iii) to finance capital expenditures of $1,704,000, (iv) to finance the acquisition of intellectual property of $2,190,000, and (v) to finance other working capital requirements. Immediately before the amendment discussed below, there was an outstanding balance of $900,000 on the revolving line and $7,400,000 in term loans outstanding under the credit facility.

     On March 3, 2003, the Company amended its credit agreement with the bank whereby the term of the revolving line was extended to May 1, 2005. The Company also refinanced the existing term loans totaling $7,400,000 with a new maturity date of March 1, 2006. In addition, the Company has a commitment from the bank to loan an additional $3,000,000 term loan for new capital equipment purchases. The interest rate for the revolving credit facility and the term loans is based on an interest bearing debt to cash flow leverage ratio which can result in interest rates ranging from LIBOR plus

1.50% to LIBOR plus 2.25%. The credit agreement is secured by substantially all assets of the Company and contains certain financial covenants.

     A summary of the Company's contractual cash obligations at December 31, 2002, giving effect to the new credit facility discussed above and to lease obligations, are as follows:


                            -----------------------------------------------------------------------------------------
                                                             PAYMENTS DUE BY PERIOD
                            -----------------------------------------------------------------------------------------
                                                                                                            2007 AND
CONTRACTUAL OBLIGATIONS         TOTAL            2003            2004            2005           2006       THEREAFTER
-------------------------   -------------   -------------   -------------   -------------   -----------   -----------
Long-Term debt               $8,501,000      $2,951,000      $2,467,000      $2,467,000      $616,000            --
Operating Leases              1,352,000         253,000         262,000         267,000       274,000       296,000
                            -------------   -------------   -------------   -------------   -----------   -----------
Total Contractual
  Cash Obligations           $9,853,000      $3,204,000      $2,729,000      $2,734,000      $890,000      $296,000
                            =============   =============   =============   =============   ===========   ===========

     The Company had net working capital (total current assets less total current liabilities) of $2,826,000 as of December 31, 2002, compared to $552,000 as of December 31, 2001. The increase is due primarily to the increase in cash generated from operations. Management believes that cash flow from operations and utilization of the Company's net operating loss carryforwards will continue to be adequate to meet the Company's capital requirements and the commitments summarized above.


FACTORS AFFECTING RESULTS OF OPERATIONS

     The Company's sales are primarily to two large manufacturers of home appliances. The orders placed by these customers are based on their respective plans for various appliance models, the features and product life cycle of each model, and various other factors. The need for planning and lead times associated with some of these factors, the Company's intellectual property rights, and the growing installed base of appliances using the Company's filtration systems, may provide the Company some degree of protection against unexpected, abrupt major changes in the flow of orders to the Company from these manufacturers. However, there is no contractual commitment from either of the Company's major customers as to the timing, amount or continuance of their orders and the Company has no "firm order backlog." The loss of either of the Company's major customers or a significant disruption in the order flow from either of them would have a serious adverse effect on the Company.


ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized in the footnotes to the consolidated financial statements. Some of the most important policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies, including those that require significant judgment, are as follows:

     The Company recognizes revenue upon shipment of products, F.O.B. the shipping point. There are no arrangements with customers under which they can return product except for warranty claims. The Company's warranty experience has been very good.

     As a matter of policy, management reviews the Company's major assets for impairment and realization. Material operating assets include accounts receivable, inventory, property and equipment and intellectual property. The reserve for doubtful accounts of approximately $8,000 should be adequate for any exposure to loss on the December 31, 2002 accounts receivable because of the quality of the Company's receivables with its existing customers. The Company has not incurred any bad debt expense in recent years. The Company has also established a reserve for slow moving and obsolete inventories. This reserve has decreased as a result of the Company disposing a significant portion of its slow moving and obsolete inventories in 2002. The inventory reserve was $12,000 in 2002 and $275,000 in 2001. The Company depreciates property and equipment over their estimated useful lives and management has not identified any equipment that is impaired. Management anticipates that the intellectual property purchased in 2002 will contribute to sales, earnings and cash flows over its expected life of 15 years. Management has not identified any impairment of this asset.

     See the discussion above under the heading "Income Tax" regarding the removal in 2002 of the previously recorded reserve for deferred income tax assets.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

     In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, instead of the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement is effective for the December 31, 2002, consolidated financial statements. The interim reporting disclosure requirements will be effective for the Company's Quarterly Report on Form 10-QSB for the quarter ending March 31, 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the consolidated financial statements at this time. However, the December 31, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented below under the caption "Stock-based compensation."

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The 2002 financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the consolidated financial statements under the caption "Product warranty." The Company does not expect that this interpretation will have any other effect on its financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of Interpretation No. 46 will apply to the Company for its quarter ended September 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.


FOREIGN CURRENCY EFFECTS

     Because of the lower sales to international markets as compared to the domestic market, foreign currency exchange rate fluctuations did not have an impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue into 2003.

EFFECTS OF INFLATION

     During 2002 and 2001 inflation did not have a material impact on the Company's business.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Statements made in this Annual Report on Form 10-KSB, in the Company's other SEC filings, in press releases and in oral statements to stockholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statement, including, but not limited to, loss of a significant customer, unanticipated manufacturing difficulties or quality control problems, disruption in sources of supply, sufficiency of working capital, the effect of economic conditions, the impact of competitive products, pricing pressure from customers, and technological difficulties.



                          ITEM 7. FINANCIAL STATEMENTS



                                   CONTENTS


INDEPENDENT AUDITOR'S REPORT .......................................       14
FINANCIAL STATEMENTS
 Consolidated balance sheets .......................................       15
 Consolidated statements of income .................................       16
 Consolidated statements of stockholders' equity (deficit) .........       17
 Consolidated statements of cash flows .............................       18
 Notes to consolidated financial statements ........................    19-29

                         INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders
WTC Industries, Inc. and Subsidiary
Eagan, Minnesota

     We have audited the accompanying consolidated balance sheets of WTC Industries, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTC Industries, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ McGladrey & Pullen, LLP



Minneapolis, Minnesota
January 16, 2003 (March 3, 2003, as to Note 5)

                             WTC INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                              DECEMBER 31,
                                                                    ---------------------------------
                                                                         2002              2001
-----------------------------------------------------------------------------------------------------
ASSETS (NOTE 5)
Current Assets
Cash ............................................................    $    139,969     $      81,853
 Accounts receivable, net of allowance for doubtful accounts of
  approximately $8,000 (Note 10) ................................       4,198,018         3,102,165
 Inventories, net of reserves of approximately $12,000 and
  $275,000, respectively (Note 2) ...............................       1,279,718         1,160,073
 Prepaid expenses and other .....................................          72,206           140,451
 Deferred tax asset (Note 8) ....................................       2,000,000                --
                                                                     ------------     -------------
   TOTAL CURRENT ASSETS .........................................       7,689,911         4,484,542
Property and Equipment, at cost, net (Note 3) ...................       2,710,671         1,687,383
Intellectual Property, net (Note 4) .............................       2,215,110                --
Deferred Tax Asset (Note 8) .....................................       1,023,000                --
Other Assets ....................................................          19,559           111,172
                                                                     ------------     -------------
                                                                     $ 13,658,251     $   6,283,097
                                                                     ============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Current maturities of long-term debt (Note 5) ..................    $  2,950,593     $   1,285,529
 Accounts payable ...............................................       1,029,495         1,272,408
 Accrued expenses:
  Interest ......................................................          29,299           333,596
  Warranty ......................................................         300,000           244,464
  Compensation ..................................................         483,904           413,870
  Other (Note 11) ...............................................          70,346           382,841
                                                                     ------------     -------------
   TOTAL CURRENT LIABILITIES ....................................       4,863,637         3,932,708
                                                                     ------------     -------------
Long-Term Debt, net of current maturities (Note 5) ..............       5,550,811         6,353,130
                                                                     ------------     -------------
Commitments and Contingencies (Notes 4, 11, and 12)
Stockholders' Equity (Deficit) (Notes 5, 6, 7, 9, and 11)
 Preferred stock ................................................              --                --
 Common stock, $0.10 par value; 15,000,000 shares authorized;
  1,640,098 and 1,496,898 shares issued and outstanding in 2002
  and 2001, respectively ........................................         164,010           149,690
 Additional paid-in capital .....................................      12,955,146        12,738,159
 Accumulated deficit ............................................      (9,875,353)      (16,890,590)
                                                                     ------------     -------------
                                                                        3,243,803        (4,002,741)
                                                                     ------------     -------------
                                                                     $ 13,658,251     $   6,283,097
                                                                     ============     =============

                See Notes to Consolidated Financial Statements.

                             WTC INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                    YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                              2002                            2001
                                                  -----------------------------   ----------------------------
                                                                    PERCENT TO                      PERCENT TO
                                                      AMOUNT         NET SALES        AMOUNT        NET SALES
--------------------------------------------------------------------------------------------------------------
Net sales (Note 10) ...........................    $ 24,881,781         100.0      $18,981,677         100.0
Cost of goods sold ............................      16,699,278          67.1       13,835,583          72.9
                                                   ------------         -----      -----------         -----
  GROSS PROFIT ................................       8,182,503          32.9        5,146,094          27.1
                                                   ------------         -----      -----------         -----
Operating expenses:
 Selling, general, and administrative .........       2,594,187          10.4        2,266,270          11.9
 Research and development .....................       1,223,975           4.9          990,667           5.2
                                                   ------------         -----      -----------         -----
                                                      3,818,162          15.3        3,256,937          17.2
                                                   ------------         -----      -----------         -----
  INCOME FROM OPERATIONS ......................       4,364,341          17.6        1,889,157          10.0
                                                   ------------         -----      -----------         -----
Other expense:
 Interest expense (Note 5) ....................         362,104           1.5          402,435           2.1
 Other ........................................              --           --           (13,334)        ( 0.1)
                                                   ------------         -----      -----------        ------
                                                        362,104           1.5          389,101           2.0
                                                   ------------         -----      -----------        ------
  INCOME BEFORE INCOME TAXES ..................       4,002,237          16.1        1,500,056           8.0

 Income tax benefit (Note 8) ..................      (3,013,000)        (12.1)              --            --
                                                   ------------        ------      -----------        ------
  NET INCOME ..................................    $  7,015,237          28.2      $ 1,500,056          28.2
                                                   ============        ======      ===========        ======
Net income per share:
  Basic ........................................   $       4.49                    $      1.00
  Diluted ......................................           3.19                           0.74
Weighted-average number of common
  shares outstanding:
  Basic ........................................      1,563,876                      1,493,093
  Diluted ......................................      2,195,743                      2,038,670

                See Notes to Consolidated Financial Statements.

                             WTC INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001



                                       COMMON STOCK
                                  -----------------------   ADDITIONAL                                        TOTAL
                                                              PAID-IN       OFFICER      ACCUMULATED      STOCKHOLDERS'
                                     SHARES      AMOUNT       CAPITAL     RECEIVABLE       DEFICIT       EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 ....  1,480,198   $148,020    $12,687,981    $ (15,000)    $ (18,390,646)    $ (5,569,645)
 Shares issued upon exercise of
  options .......................     16,700      1,670         39,174           --                --           40,844
 Issuance of options for payment
  of consulting services ........         --         --         11,004           --                --           11,004
 Satisfaction of note receivable          --         --             --       15,000                --           15,000
 Net income .....................         --         --             --           --         1,500,056        1,500,056
                                   ---------   --------    -----------    ---------     -------------     ------------
Balance at December 31, 2001 ....  1,496,898    149,690     12,738,159           --       (16,890,590)      (4,002,741)
 Shares issued upon exercise of
  options .......................     20,050      2,005         95,148           --                --           97,153
 Shares issued upon exercise of
  warrants ......................    123,150     12,315        110,835           --                --          123,150
 Issuance of options for payment
  of consulting services ........         --         --         11,004           --                --           11,004
 Net income .....................         --         --             --           --         7,015,237        7,015,237
                                   ---------   --------    -----------    ---------     -------------     ------------
Balance at December 31, 2002 ....  1,640,098   $164,010    $12,955,146    $      --     $  (9,875,353)    $  3,243,803
                                   =========   ========    ===========    =========     =============     ============

                See Notes to Consolidated Financial Statements.

                             WTC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                           2002              2001
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income ......................................................    $  7,015,237      $  1,500,056
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ..................................................         680,532           455,428
   Amortization (Notes 4 and 11) .................................          65,746            40,856
   Gain on sale of property and equipment ........................              --           (13,334)
   Deferred income taxes (Note 8) ................................      (3,023,000)               --
   Noncash consulting services ...................................          11,004            11,004
   Accretion of long-term debt discount ..........................          13,242            18,469
   Changes in operating assets and liabilities:
    Accounts receivable ..........................................      (1,095,853)       (2,079,547)
    Inventories ..................................................        (119,645)         (285,550)
    Prepaid expenses .............................................          27,389           (81,201)
    Other assets .................................................          41,613           (31,052)
    Accounts payable .............................................        (242,913)          335,594
    Accrued expenses .............................................        (491,222)          139,018
                                                                      ------------      ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...................       2,882,130             9,741
                                                                      ------------      ------------
Cash Flows From Investing Activities
 Purchase of intellectual propery (Note 4) .......................      (2,190,000)               --
 Purchases of property and equipment .............................      (1,703,820)         (592,642)
 Proceeds from sale of property and equipment ....................              --            15,000
                                                                      ------------      ------------
    NET CASH USED IN INVESTING ACTIVITIES ........................      (3,893,820)         (577,642)
                                                                      ------------      ------------
Cash Flows From Financing Activities
 Net proceeds of note payable to bank (Note 5) ...................              --         1,100,000
 Proceeds from long-term debt ....................................      10,500,000                --
 Proceeds from sale of common stock from exercise of options
  and warrants ...................................................         220,303            40,844
 Cash collection of note receivable from officer .................              --             1,100
 Payments on long-term debt ......................................      (9,650,497)         (586,861)
                                                                      ------------      ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ....................       1,069,806           555,083
                                                                      ------------      ------------
    NET INCREASE (DECREASE) IN CASH ..............................          58,116           (12,818)
Cash
 Beginning of year ...............................................          81,853            94,671
                                                                      ------------      ------------
 End of year .....................................................    $    139,969      $     81,853
                                                                      ============      ============
Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for interest ..........................    $    653,159      $    331,392
                                                                      ============      ============
Supplemental Disclosures of Noncash Investing
 and Financing Activities
   Surrender of investment for the purchase of intellectual
    property (Note 4) ..............................................  $     50,000      $         --
   Property and equipment financed through capital leases ..........            --            62,716
   Officer note receivable satisfied through bonus accrued .........            --            13,900
                                                                      ============      ============

                See Notes to Consolidated Financial Statements.

                             WTC INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS: WTC Industries, Inc. and Subsidiary (the Company) designs, manufactures and markets water filtration and purification products for the potable water market. The Company's customers include original equipment manufacturers of home appliances based in the United States and also foreign customers or customers in the United States who ultimately resell the products to foreign consumers (see Note 10). All of the Company's revenue is attributed to one operating segment.

     A summary of the Company's significant accounting policies follows:

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of WTC Industries, Inc. and its wholly owned subsidiary, PentaPure Incorporated. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     TRADE RECEIVABLES: Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

     INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over a period of three to seven years. Leasehold improvements are amortized over the remaining term of the lease. Repair and maintenance costs are charged to operations as incurred.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company evaluates the carrying value of its long-lived assets on an ongoing basis, based on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data, such as continuity of personnel, changes in the operating environment, competitive information, market trends and business relationships (see Note 11). In the event expected future cash flows were less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the Company's demand notes payable, note payable to bank, and long-term debt are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. At December 31, 2002 and 2001, the carrying value of notes payable and long-term debt approximates fair value.

                             WTC INDUSTRIES, INC.

 NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     RESEARCH AND DEVELOPMENT COSTS: Research and development costs, whether performed by the Company or by outside parties under contract, are charged to operations as incurred and are reflected on the consolidated statements of income.

     RECENT ACCOUNTING PRONOUNCEMENTS: In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

     In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement is effective for the December 31, 2002, consolidated financial statements. The interim reporting disclosure requirements will be effective for the Company's March 31, 2003, 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the consolidated financial statements at this time. However, the December 31, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148, as presented below under the caption "Stock-based compensation."

     In January 2003, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The 2002 financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the consolidated financial statements under the caption "Product warranty." The Company does not expect that this interpretation will have any other effect on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The requirements of Interpretation No. 46 will apply to the Company for its quarter ending September 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

     ESTIMATES: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                             WTC INDUSTRIES, INC.

 NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     BASIC AND DILUTED NET LOSS PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts, except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive.

     The number of additional shares is calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 7). The dilutive effect of options and warrants for the years ended December 31, 2002 and 2001, was to increase the weighted-average common shares outstanding by 631,867 and 545,577 shares, respectively.

     STOCK-BASED COMPENSATION: The Company grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended December 31, 2002 and 2001.

     The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

     Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net income and net income per basic and diluted common share would have been as indicated below.


                                                                          YEARS ENDED DECEMBER 31
                                                                       ------------------------------
                                                                            2002             2001
-----------------------------------------------------------------------------------------------------
Net income, as reported ............................................     $7,015,237      $1,500,056
Deduct total stock-based employee compensation expense
 determined under the fair value-based method for all awards, net of the related tax effects ...........................................
Net effect, pro forma ..............................................       (188,172)       (285,546)
                                                                         ----------      ----------
                                                                         $6,827,065      $1,214,510
                                                                         ==========      ==========
Basic net income per common share, as reported .....................     $     4.49      $     1.00
Basic net income per common share, pro forma .......................           4.37            0.81
Diluted net income per common share, as reported ...................           3.19            0.74
Diluted net income per common share, pro forma .....................           3.11            0.60

     The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future years because options vest over several years and additional awards generally are made each year.

     PRODUCT WARRANTY: The Company provides a limited warranty for the replacement of defective products. The Company's standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically

                             WTC INDUSTRIES, INC.

 NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels. Warranty experience as a percent to sales has decreased in 2002 as a result of improved manufacturing and quality control procedures.

     Changes in the Company's warranty liability are as follows:


                                          YEARS ENDED DECEMBER 31
                                        ---------------------------
                                            2002           2001
-------------------------------------------------------------------
Balance, beginning ..................    $ 244,464     $  181,000
 Accruals for products sold .........       79,368        318,148
 Payments made ......................      (23,832)      (254,684)
                                         ---------     ----------
Balance, ending .....................    $ 300,000     $  244,464
                                         =========     ==========

NOTE 2. INVENTORIES

     Inventories, net of reserves, consisted of the following at December 31:


                                 2002            2001
---------------------------------------------------------
Raw materials ...........    $  779,223      $  840,226
Finished goods ..........       500,495         319,847
                             ----------      ----------
                             $1,279,718      $1,160,073
                             ==========      ==========

     Management determines the reserve for slow-moving and obsolete inventories based on historical and projected future sales and age of the inventory. During 2002, the Company disposed of certain inventories which had been previously reserved. As a result, the reserve for slow-moving and obsolete inventories decreased from $275,000 to $12,000.


NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:


                                                   2002            2001
---------------------------------------------------------------------------
Office equipment ..........................    $  440,692      $  326,929
Machinery, equipment and tooling ..........     3,957,529       2,388,251
Leasehold improvements ....................        81,986          65,325
                                               ----------      ----------
                                                4,480,207       2,780,505
Less accumulated depreciation .............     1,769,536       1,093,122
                                               ----------      ----------
                                               $2,710,671      $1,687,383
                                               ==========      ==========

NOTE 4. PURCHASE OF INTELLECTUAL PROPERTY

     Previously, the Company had a 6.9 percent investment in the common stock of a supplier. This investment was recorded at its cost of $50,000. In 2002, the common stock held by the Company was returned to the supplier and applied as partial payment towards a licensing and technology agreement with the supplier. The total cost of acquiring the rights to this technology and certain consulting services was approximately $2,250,000 and is allocated as follows:



Technology rights ($2,190,000 cash consideration
  and $50,000 of supplier stock)..................................... $2,240,000
Consulting services .................................................     10,000
                                                                      ----------
                                                                      $2,250,000
                                                                      ==========

                             WTC INDUSTRIES, INC.

 NOTE 4. PURCHASE OF INTELLECTUAL PROPERTY (CONTINUED)


     This technology is an amortized intangible asset using the straight-line method over an estimated useful live of 15 years. The asset will be reviewed annually for any indications of impairment. The consulting services were charged to expense.


     At December 31, 2002, the accumulated amortization and the aggregate amortization expense for 2002 was $24,890. Estimated amortization expense for each of the next five years is approximately $149,000.


NOTE 5. FINANCING

     LINE OF CREDIT AND TERM LOANS: At December 31, 2002, the Company had a bank credit facility that provided a $5,000,000 revolving credit line at an interest rate of LIBOR plus 2.5 percent, and term loans totaling $8,489,000 with interest rates ranging from LIBOR plus 2.5 percent to prime rate. The revolving credit line was to mature in May 2004, and the term loans were to mature at various times, including December 2003, March 2005, June 2005 and December 2005. Substantially all of the Company's assets were pledged under the credit facility. The Company used the proceeds of these term loans (i) to retire a $2,489,000 loan by the Company's Chairman, (ii) to retire $1,000,000 of existing bank term loans and to pay off the bank revolving credit facility of $1,700,000, (iii) to finance capital expenditures of $1,704,000, (iv) to finance the acquisition of intellectual property of $2,190,000 and (v) to finance other working capital requirements. There was no balance outstanding on the revolving line at December 31, 2002. Immediately before the amendment discussed below, there was an outstanding balance of $900,000 on the revolving line and $7,400,000 in term loans outstanding under the credit facility.


     On March 3, 2003, the Company amended its credit agreement with the bank whereby the term of the revolving line was extended to May 1, 2005. The Company also refinanced the existing term loans totaling $7,400,000 with a new maturity date of March 1, 2006. In addition, the Company has a commitment from the bank to loan an additional $3,000,000 term loan for new capital equipment purchases. The interest rate for the revolving credit facility and the term loans is based on an interest-bearing debt to cash flow leverage ratio, which can result in interest rates ranging from LIBOR plus 1.50 percent to LIBOR plus 2.25 percent. The credit agreement is secured by substantially all assets of the Company and contains certain financial covenants. The disclosures below reflect the provisions of the March 3, 2003, amendment.


     At December 31, 2001, the Company had a loan agreement with a bank, which included two term loans and a revolving credit facility. Both were co-signed by the Chairman of the Board. In exchange for his personal obligation, the Chairman received a warrant to purchase 80,000 shares of common stock at $3.125 per share. The bank received a four-year warrant to purchase 15,000 shares of common stock at $5 per share, which was set to expire March 28, 2004. The value ascribed to these warrants of $41,636 was determined using the Black-Scholes option pricing model and has been fully amortized.

                             WTC INDUSTRIES, INC.

 NOTE 5. FINANCING (CONTINUED)


     LONG-TERM DEBT:

                                                                                      DECEMBER 31
                                                                             -----------------------------
                                                                                  2002            2001
----------------------------------------------------------------------------------------------------------
Term loan payable to a bank in monthly principal installments of
 $206,000 plus interest at the rates described above, balance due
 March 1, 2006, secured by substantially all assets of the Company .......    $8,489,000      $5,000,000
Debt, including related-party debt, refinanced in 2002 ...................            --       2,595,543
Other ....................................................................        12,404          43,116
                                                                              ----------      ----------
                                                                               8,501,404       7,638,659
Less current maturities ..................................................     2,950,593       1,285,529
                                                                              ----------      ----------
                                                                              $5,550,811      $6,353,130
                                                                              ==========      ==========

     Approximate maturities of long-term debt at December 31, 2002, are as follows:

     Years ending December 31:



  2003 ...........................................    $2,951,000
  2004 ...........................................     2,467,000
  2005 ...........................................     2,467,000
  2006 ...........................................       616,000
                                                      ----------
                                                      $8,501,000
                                                      ==========

     Interest expense charged to operations during 2002 and 2001 related to the debt with the Chairman, a company affiliated with the Chairman, and other directors was approximately $66,000 and $185,000, respectively. This related-party debt was paid in full in 2002.


NOTE 6. PREFERRED STOCK

     At December 31, 2002 and 2001, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized, with no shares outstanding.


NOTE 7. STOCK OPTIONS AND WARRANTS

     As discussed in Note 1 to the financial statements, the Company accounts for employee stock-based compensation under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001:


                                                YEARS ENDED DECEMBER 31
                                              ----------------------------
                                                   2002            2001
--------------------------------------------------------------------------
Volatility ................................        108.1%          127.0%
Risk-free interest rate ...................          5.0%            6.3%
Expected life (years) .....................            2               4
Expected dividend yield ...................         None            None

     1994 NONQUALIFIED STOCK OPTION PLAN: The 1994 Nonqualified Stock Option Plan (1994 Plan) allows the Company to grant options to purchase up to 150,000 shares of common stock that have a maximum term of 10 years. The exercise price and vesting requirements are determined on the date of grant by the granting committee. No options may be granted under the 1994 Plan after March 31, 2004.

                             WTC INDUSTRIES, INC.

 NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)


As of December 31, 2002, 23,000 options had been granted and were outstanding under this plan, with 127,000 options available for grant.

     1996 STOCK OPTION PLAN: The 1996 Stock Option Plan (1996 Plan) allows the Company to grant both incentive stock options and nonqualified stock options and restricted stock awards. In 1999, the Board of Directors increased the shares of common stock available for distribution to 500,000. Incentive stock options have a maximum term of 10 years, and the exercise price may not be less than the market price on the date of grant. The exercise price of any nonqualified stock options granted may be no less than 85 percent of the market price on the date of grant. Any vesting requirement will be determined on the date of grant by the granting committee. No incentive stock options may be granted after September 24, 2006. If any of the options granted under the plan expire or are terminated prior to being exercised in full, the unexercised portion of such options will once again be available for additional option grants. At December 31, 2002, 407,591 options were outstanding, with 92,409 available for grant.

     In addition, outside directors of the Company are entitled to receive annual grants of 1,500 nonqualified stock options at the market value on the date of grant. These options vest and become exercisable immediately and shall terminate five years after the date of grant or, if earlier, one year after the outside director ceases to be a member of the Board of Directors.

     OPTIONS GRANTED BY MAJOR SHAREHOLDER: In 2000, the majority shareholder issued options under which certain board members are entitled to purchase an aggregate of 116,200 shares of common stock held by the majority shareholder. These options were granted at fair market value on the date of issuance.

     A summary of the stock option transactions under these plans during the two-year period ended December 31, 2002, is as follows:


                                                                                            WEIGHTED-
                                   1994           1996                                       AVERAGE
                                   PLAN           PLAN         OTHER          TOTAL       EXERCISE PRICE
--------------------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2000 .........       43,896       391,000       119,200        554,096         $  2.82
  Granted ..................           --        37,841            --         37,841            3.21
  Exercised ................      (11,200)       (5,500)           --        (16,700)           2.87
  Canceled .................       (3,000)       (1,000)           --         (4,000)           8.13
                                  -------       -------       -------        -------         -------
Options outstanding at
 December 31, 2001 .........       29,696       422,341       119,200        571,237            2.82
  Granted ..................           --         4,500            --          4,500           13.00
  Exercised ................       (6,000)      (14,050)           --        (20,050)           4.85
  Canceled .................         (696)       (5,200)       (3,000)        (8,896)          12.80
                                  -------       -------       -------        -------         -------
Options outstanding at
 December 31, 2002 .........       23,000       407,591       116,200        546,791         $  2.67
                                  =======       =======       =======        =======         =======
Options exercisable at
 December 31, 2001 .........       29,696       328,741       119,200        477,637         $  2.49
Options exercisable at
 December 31, 2002 .........       23,000       370,091       116,200        509,291            2.47

     The weighted-average fair value of stock options granted in 2002 and 2001 was $7.51 and $2.64, respectively.

                             WTC INDUSTRIES, INC.

 NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)


     Options outstanding and exercisable by price range as of December 31, 2002, are as follows:


                                                 AVERAGE        WEIGHTED-                     WEIGHTED-
                                                REMAINING        AVERAGE                       AVERAGE
                                 NUMBER        CONTRACTUAL       EXERCISE        NUMBER       EXERCISE
RANGE OF EXERCISE PRICES      OUTSTANDING     LIFE -- YEARS       PRICE       EXERCISABLE       PRICE
--------------------------   -------------   ---------------   -----------   -------------   ----------
$1.06-$1.90...............      219,250            4.5           $  1.07        219,250       $   1,07
$2.25-$2.75...............      223,700            5.0              2.30        216,200           2.28
$3.00-$3.13...............       11,500            5.1              3.01         11,500           3.01
$5.75.....................        4,500            3.4              5.75          4,500           5.75
$6.00.....................       60,000            9.6              6.00         30,000           6.00
$7.00.....................          341            3.3              7.00            341           7.00
$10.00....................       23,000            1.3             10.00         23,000          10.00
$13.00....................        4,500            4.4             13.00          4,500          13.00
                                -------                                         -------
                                546,791                                         509,291
                                =======                                         =======

     STOCK WARRANTS: The Chairman has an outstanding warrant to purchase 240,000 shares of common stock at an exercise price of $20.00 per share on or before March 22, 2006.

     A summary of stock warrant transactions during the two-year period ended December 31, 2002, is as follows:


                                                                                          WEIGHTED-
                                                                        NUMBER OF      AVERAGE EXERCISE
                                                                          SHARES       PRICE PER SHARE
-------------------------------------------------------------------------------------------------------
Warrants outstanding and exercisable at
 December 31, 2000 and 2001 .......................................       673,676          $  8.28
 Exercised ........................................................      (123,150)            1.00
                                                                         --------
Warrants outstanding and exercisable at December 31, 2002 .........       550,526             9.91
                                                                         ========

NOTE 8. INCOME TAXES

     The amounts shown for income taxes on the accompanying consolidated statements of income are as follows:


                                                   YEARS ENDED DECEMBER 31
                                                  -------------------------
                                                        2002          2001
---------------------------------------------------------------------------
Cuurent tax expense ...........................    $     10,000      $ --
Deferred benefit ..............................      (3,023,000)       --
                                                   ------------      ----
Income tax benefit ............................    $ (3,013,000)     $ --
                                                   ============      ====

     A reconciliation of the tax benefit to statutory rates is as follows:


                                                        YEARS ENDED DECEMBER 31
                                                    -------------------------------
                                                          2002             2001
-----------------------------------------------------------------------------------
Statutory income tax expense ....................    $  1,361,000      $  510,000
State taxes, net of federal tax benefit .........         217,000          84,000
Permanent differences ...........................         (43,000)          5,000
Credits earned, not utilized ....................              --        (104,000)
Change in valuation allowance ...................      (4,548,000)       (495,000)
                                                     ------------      ----------
Income tax (benefit) ............................    $ (3,013,000)     $       --
                                                     ============      ==========

                             WTC INDUSTRIES, INC.

 NOTE 8. INCOME TAXES (CONTINUED)


     In both 2002 and 2001, the Company utilized some of its net operating loss carryforwards. The Company has remaining federal net operating loss (NOL) carryforwards of approximately $7,168,000 that may be used against future taxable income. The use of NOL carryforwards can be limited if certain changes in ownership occur.

     The NOL carryforwards which can be used against future taxable income, expire as follows:


  -----------------------------------------------------------------------
  2009 ....................................................   $   29,000
  2011 ....................................................    1,718,000
  2012 ....................................................    1,510,000
  2018 ....................................................    2,559,000
  2019 ....................................................      301,000
  2020 ....................................................    1,051,000
                                                              ----------
  Total ...................................................   $7,168,000
                                                              ==========

     A summary of the Company's deferred taxes at December 31 is as follows:


                                                      2002              2001
---------------------------------------------------------------------------------
Assets:
 Inventory ...................................     $   18,000      $    122,000
 Loss on minimum purchase commitment .........             --           113,000
 Warranty reserve ............................        120,000            98,000
 Credits .....................................        179,000           104,000
 Accrued expenses and other ..................         87,000            92,000
 NOL carryforwards ...........................      2,867,000         4,102,000
                                                   ----------      ------------
                                                    3,271,000         4,631,000
Liabilities:
 Depreciation ................................       (248,000)          (83,000)
                                                   ----------      ------------
Net deferred tax assets ......................      3,023,000         4,548,000
Less valuation allowance .....................             --        (4,548,000)
                                                   ----------      ------------
                                                   $3,023,000      $         --
                                                   ==========      ============

     At December 31, 2001, the Company had a valuation allowance against deferred tax assets, as the realization of the assets, primarily originating from net operating loss carryforwards, was uncertain. In 2002, the Company removed the valuation allowance. Due to present and expected continued profitability, management has determined that it is more likely than not that the Company will utilize the remaining net operating losses in the near future.


     The deferred tax amounts have been classified on the accompanying consolidated balance sheets as of December 31, 2002 and 2001, based upon the dates of the expected reversal of the timing differences and dates of expected utilization of the NOLs, as follows:


                                                         2002         2001
---------------------------------------------------------------------------
Current assets ..................................    $2,000,000      $ --
Noncurrent assets ...............................     1,023,000        --
                                                     ----------      ----
                                                     $3,023,000      $ --
                                                     ==========      ====

NOTE 9. RELATED-PARTY TRANSACTIONS

     Tapemark Company (Tapemark), of West St. Paul, Minnesota, provides labels for the Company's products. The Company's chairman and largest stockholder is Chairman of the Board for Tapemark.

                             WTC INDUSTRIES, INC.

 NOTE 9. RELATED-PARTY TRANSACTIONS (CONTINUED)


During the years ended December 31, 2002 and 2001, the Company paid Tapemark a total of $11,000 and $123,000, respectively, for these services.


NOTE 10. ENTERPRISEWIDE AND MAJOR CUSTOMER DISCLOSURES

     The Company sells its products worldwide through direct sales and various distributor agreements. Net sales by geographic area for the years ended December 31, 2002 and 2001, were approximately as follows:


                                                    2002             2001
------------------------------------------------------------------------------
Domestic sales .............................    $22,979,000      $17,613,000
International sales ........................      1,903,000        1,369,000
                                                -----------      -----------
Net sales ..................................    $24,882,000      $18,982,000
                                                ===========      ===========

     The Company has one customer that accounted for 25 percent and 28 percent of net sales in 2002 and 2001, respectively. Accounts receivable from this customer were approximately $885,000 and $635,000 at December 31, 2002 and 2001, respectively. The Company has another customer that accounted for 55 percent of net sales in 2002 and 2001. Accounts receivable from this customer were approximately $2,569,000 and $2,216,000 at December 31, 2002 and 2001, respectively.


NOTE 11. COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES: The Company leases office, manufacturing and warehouse space and certain office equipment under both cancelable and noncancelable operating leases expiring at various times through 2008. The Company entered into a building lease that was effective January 1, 2001, and amended November 22, 2002. The original lease has been personally guaranteed by the Chairman for a period of three years. In consideration for his guarantee, the Chairman was granted warrants in 2000 to purchase 75,000 shares of common stock at $2.50. The warrants provided for immediate vesting and expire after five years. The value ascribed to these warrants was $122,567, as determined using the Black-Scholes option pricing model. The Company recorded the full value of these warrants in 2000 and is amortizing the expense over the term of the guarantee. Amortization expense was approximately $41,000 in 2002 and 2001.

     Future minimum lease payments for the next five years are approximately:


----------------------------------------------------------------------
Years ending December 31:
2003 ...................................................    $  253,000
2004 ...................................................       262,000
2005 ...................................................       267,000
2006 ...................................................       274,000
2007 and thereafter ....................................       296,000
                                                            ----------
                                                            $1,352,000
                                                            ==========

     Rent expense under all operating leases was approximately $265,000 and $214,000 for the years ended December 31, 2002 and 2001, respectively.

     MINIMUM PURCHASE COMMITMENT: The Company had an agreement with a supplier that expired in June 2002, under which the Company was obligated to purchase a minimum annual number of cyst filters. At December 31, 2001, the Company accrued $281,300 for the remaining estimated commitment for quantities in excess of projected usage. In 2002, the Company fulfilled and paid all remaining requirements under the agreement.

                             WTC INDUSTRIES, INC.

NOTE 12. RETIREMENT PLAN

     The Company adopted a salary savings plan that covers all eligible employees. Under the terms of the plan, eligible employees of the Company are permitted to make voluntary contributions up to the maximum allowed under Internal Revenue Service regulations. Employer contributions may be made to the plan at the discretion of the Company's Board of Directors. No discretionary contributions were made to the plan for the years ended December 31, 2002 and 2001.


NOTE 13. CHANGE-IN-CONTROL AGREEMENTS

     The Company has entered into change-in-control agreements with certain executives under which they may be entitled to a base salary and certain benefits for a period of 18 months in the event of termination of employment in connection with a change in control of the Company.

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


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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


                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NO.          TITLE                                                                                METHOD OF FILING
----------   ---------------------------------------------------------------------------------   -----------------
   3.1       Certificate of Incorporation, as amended ........................................    (A)
   3.2       Bylaws of Water Technologies Corporation, as amended ............................    (A)
   3.3       Certificate of Amendment of Certificate of Incorporation ........................    (F)
  10.1       License Agreement dated January 1, 1990, between Kansas State University Research
             Foundation and Water Technologies Corporation ...................................    (A)
10.1.1       Amendment to License Agreement dated May 7, 1998 ................................    (F)
10.1.2       Amendment to License Agreement dated July 31, 1997 ..............................    (F)
  10.38      1994 Non-qualified Stock Option Plan ............................................    (B)
  10.46      Stock Purchase Agreement between WTC Industries, Inc. and Robert C. Klas, Sr.
             dated March 22, 1996 ............................................................    (C)
  10.48      Memorandum of Agreement between WTC Industries, Inc. and DentalPure Corp.
             dated March 22, 1996 ............................................................    (D)
  10.50      1996 Stock Option Plan ..........................................................    (E)

EXHIBIT
NO.          TITLE                                                                             METHOD OF FILING
----------   ------------------------------------------------------------------------------   -----------------
10.52        1998 Lease Agreement between WTC Industries, Inc. and
             the Tapemark Company .........................................................   (F)
10.53        1999 Lease Agreement between WTC Industries, Inc and
             the Tapemark Company .........................................................   (F)
10.56        Promissory Notes issued by the Company to Robert C. Klas, Sr. and Tapemark
             Company dated January 1, 1999 ................................................   (F)
10.57        Amendment to Promissory Notes ................................................   (F)
10.58        2001 Lease Agreement between WTC Industries, Inc and AMB Property
             Management ...................................................................   (H)
10.59        Amended and Restated Credit Agreement and loan documents among US Bank,
             WTC Industries, Inc. and PentaPure Incorporated dated February 27, 2002 ......   (I)
10.60        Amended and Restated Credit Agreement and loan documents among US Bank,
             WTC Industries, Inc. and PentaPure Incorporated dated June 24, 2002 ..........   (J)
10.61        Amended and Restated Credit Agreement and loan documents among US Bank,          Filed
             WTC Industries, Inc. and PentaPure Incorporated dated March 3, 2003 ..........   Herewith
10.62        2003 Amended Lease Agreement between WTC Industries, Inc and AMB Property        Filed
             Management ...................................................................   Herewith
10.64        Assignment and License Agreement .............................................   (K)
21.1         List of WTC Industries, Inc. Subsidiary ......................................   (G)
23.10        McGladrey & Pullen, LLP Auditors Consent .....................................   Filed
                                                                                              Herewith
99.1         Certification Pursuant to 18 U.S.C. Section 1350 .............................   Filed
                                                                                              Herewith

 (A)        Incorporated by reference to the same numbered Exhibit to the Company's Registration
            Statement on Form S-18, which was declared effective September 11, 1991.
 (B)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1994.
 (C)        Incorporated by reference to Exhibit number 10.1 to the Company's Form 8-K filed on
            March 22, 1996.
 (D)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1995.
 (E)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1996.
 (F)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1998.
 (G)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 1999.
 (H)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 2000.
 (I)        Incorporated by reference to the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 2001.
 (J)        Incorporated by reference to the same number Exhibit to the Company's Form 10-QSB filed for the period ended June 30, 2002.
 (K)        Incorporated by reference from Exhibits 2.1 and 2.2 to the Company's Form 8-K filed
            November 6, 2002

(b) Reports on Form 8-K

    A Form 8-K was filed on November 6, 2002 pursuant to Item 2 of Form 8-K that related to an acquisition of assets on October 22, 2002.



                       ITEM 14. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company's Chief Executive Officer, James J. Carbonari, and Chief Financial Officer, Gregory P. Jensen, have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

     (b) Changes in Internal Controls.

     Subsequent to the date of the evaluation by the officers, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.



                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                        WTC INDUSTRIES, INC.


   Dated: March 25, 2003                By: /s/ James J. Carbonari
                                            ------------------------------------
                                           James J. Carbonari
                                           Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.




           SIGNATURE                              TITLE                        DATE
-------------------------------   ------------------------------------   ---------------
/s/ James J. Carbonari            Chief Executive Officer                March 25, 2003
-----------------------------
James J. Carbonari


/s/ Gregory P. Jensen             Chief Financial Officer, Secretary     March 25, 2003
-----------------------------      and Treasurer
Gregory P. Jensen


/s/ Robert C. Klas, Sr.           Chairman of the Board                  March 25, 2003
-----------------------------
Robert C. Klas, Sr.


/s/ John A. Clymer                Director                               March 25, 2003
-----------------------------
John A. Clymer


/s/ Biloine W. Young              Director                               March 25, 2003
-----------------------------
Biloine W. Young


/s/ Ronald A. Mitsch              Director                               March 25, 2003
-----------------------------
Ronald A. Mitsch


/s/ Robert C. Klas, Jr.           Director                               March 25, 2003
-----------------------------
Robert C. Klas, Jr.

                                CERTIFICATIONS

I, James J. Carbonari, certify that:

1.  I have reviewed this annual report on Form 10-KSB of WTC Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 25, 2003                   /s/ James J. Carbonari
                                        ------------------------------
                                        President and Chief Executive Officer

I, Gregory P. Jensen, certify that:

1.  I have reviewed this annual report on Form 10-KSB of WTC Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 25, 2003                   /s/ Gregory P. Jensen
                                        ---------------------
                                        Chief Financial Officer