Form 10QSB
period 2003-03-31
WTC INDUSTRIES INC
filed 2003-05-07
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003, or

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

1,649,098 shares of Common Stock as of April 18, 2003

         Transitional Small Business Disclosure Format (check one):
Yes ___;  No _X_

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheet
            March 31, 2003 and Audited Balance Sheet
            December 31, 2002                                                 3

         Condensed Consolidated Unaudited Statements of Income
            Three Months Ended March 31, 2003 and 2002                        4

         Condensed Consolidated Unaudited Statements of Cash Flows
            Three Months Ended March 31, 2003 and 2002                        5

         Notes to Condensed Consolidated Unaudited Financial Statements       6
Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

Item 3.  Controls and Procedures                                             14


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           (Unaudited)
                                                            March 31,        December 31,
ASSETS                                                        2003               2002
------                                                    ------------       ------------
Current Assets
       Cash                                               $    159,502       $    139,969
       Accounts receivable, net of allowance for
           doubtful accounts of approximately $8,000         4,679,858          4,198,018
       Inventories (Note 3)                                  1,350,467          1,279,718
       Prepaid expenses                                        250,404             72,206
       Deferred tax asset                                    1,759,300          2,000,000
                                                          ------------       ------------
             Total current Assets                            8,199,531          7,689,911

Property & Equipment, at cost, net                           3,347,618          2,710,671
Intellectual Property, net                                   2,207,775          2,215,110
Deferred Tax Asset                                           1,023,000          1,023,000
Other Assets                                                    19,559             19,559
                                                          ------------       ------------
                                                          $ 14,797,483       $ 13,658,251
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
-------------------------------------

CURRENT LIABILITIES
       Note payable to bank                               $  1,050,000       $          0
       Current maturities of long-term debt                  2,474,437          2,950,593
       Accounts payable                                      2,088,992          1,029,495
       Accrued expenses:
          Interest                                              18,217             29,299
          Warranty                                             299,608            300,000
          Compensation                                         226,104            483,904
          Income tax payable                                    12,500                  0
          Other                                                 33,624             70,346
                                                          ------------       ------------
             TOTAL CURRENT LIABILITIES                       6,203,482          4,863,637

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                    4,933,328          5,550,811
                                                          ------------       ------------
                                                             4,933,328          5,550,811
                                                          ------------       ------------
STOCKHOLDERS'  EQUITY (Note 4)
       Common stock                                            164,410            164,010
       Additional paid-in capital                           12,958,994         12,955,146
       Accumulated deficit                                  (9,462,731)        (9,875,353)
                                                          ------------       ------------
                                                             3,660,673          3,243,803
                                                          ------------       ------------
                                                          $ 14,797,483       $ 13,658,251
                                                          ============       ============

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three months ended March 31,
                                                   ---------------------------
                                                      2003            2002
                                                   ----------      ----------
NET SALES                                          $5,414,234      $5,967,847

COST OF GOODS SOLD                                  3,616,311       4,067,108
                                                   ----------      ----------
GROSS PROFIT                                        1,797,923       1,900,739

EXPENSES
        Selling, general and administrative           671,506         667,773
        Research and development                      387,294         236,591
                                                   ----------      ----------
                                                    1,058,800         904,364
                                                   ----------      ----------

INCOME FROM OPERATIONS                                739,123         996,375

OTHER EXPENSE
        Interest expense                               73,501          84,683
                                                   ----------      ----------
                                                       73,501          84,683
                                                   ----------      ----------

INCOME BEFORE INCOME TAXES                            665,622         911,692

INCOME TAX EXPENSE                                    253,000              --
                                                   ----------      ----------

NET INCOME                                         $  412,622      $  911,692
                                                   ==========      ==========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                         $     0.25      $     0.61
                                                   ==========      ==========
EARNINGS PER SHARE - DILUTED                       $     0.19      $     0.43
                                                   ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                       1,641,000       1,503,000
                                                   ==========      ==========
        DILUTED                                     2,216,000       2,105,000
                                                   ==========      ==========

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three months ended March 31,
                                                                               2003              2002
                                                                           -----------       -----------
OPERATING ACTIVITIES
       Net income                                                          $   412,622       $   911,692
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation                                                         232,994           144,089
          Amortization                                                          47,549            10,212
          Noncash consulting services                                               --             2,751
          Accretion of long-term debt discount                                      --             8,122
          Changes in operating assets and liabilities:
             Accounts receivable                                              (481,840)       (1,406,245)
             Inventories                                                       (70,749)         (682,831)
             Current and other assets                                         (188,412)          (70,716)
             Deferred tax assets                                               240,700                --
             Accounts payable                                                1,059,497         1,049,254
             Accrued expenses                                                 (305,996)         (163,204)
             Income taxes payable                                               12,500                --
                                                                           -----------       -----------
                  Net cash provided by (used in) operating activities          958,865          (196,876)
                                                                           -----------       -----------

INVESTING ACTIVITIES
       Purchases of property and equipment                                    (869,941)         (336,593)
       Investment in supplier                                                       --          (100,000)
       Intellectual Property                                                   (30,000)               --
                                                                           -----------       -----------
                  Net cash used in investing activities                       (899,941)         (436,593)
                                                                           -----------       -----------

FINANCING ACTIVITIES
       Net proceeds on note payable to bank                                  1,050,000           750,000
       Proceeds from long-term debt                                                 --         5,000,000
       Proceeds from issuance of common stock                                    4,248            11,328
       Payments on long-term debt                                           (1,093,639)       (5,117,100)
                                                                           -----------       -----------
                  Net cash provided by (used in) financing activities          (39,391)          644,228
                                                                           -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       19,533            10,759

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                     139,969            81,853
                                                                           -----------       -----------

       End of period                                                       $   159,502       $    92,612
                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                            $    84,853       $    81,586
                                                                           ===========       ===========


See notes to consolidated condensed unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

BUSINESS - WTC Industries, Inc. ("WTC") manufactures and markets water filtration and purification products for the point-of-use potable water market. The Company's primary customers are original equipment manufacturers of home appliances that are based in the United States who use the Company's filtration system for drinking water that is dispensed by the appliance to the consumer.

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB.

3. INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING:     March 31, 2003     Dec 31, 2002
-------------------------------------     --------------     ------------

Raw Materials                               $  807,359        $  779,223
Finished Goods                                 543,108           500,495
                                          --------------     ------------
                                            $1,350,467        $1,279,718
                                          ==============     ============

The total inventory reserve as of March 31, 2003 and December 31, 2002 is approximately $29,000 and $12,000, respectively. The increase in the inventory reserve is attributed to management's plan to de-emphasize the sale of the Company's iodinated resin products due to lack of growth opportunities and the increase in regulatory requirements for these types of products.

4. INTELLECTUAL PROPERTY

The Company's intellectual property consists primarily of technology rights and patents. These assets are amortized over their estimated useful lives using the straight-line method. Amortization of patents will begin upon granting of the patents. The Company reviews these assets for any indications of impairment.

                                   March 31, 2003                               December 31, 2002
                      ------------------------------------------    ------------------------------------------
                                      Accumulated    Net Book                       Accumulated     Net Book
                          Cost       Amortization      Value            Cost       Amortization       Value
                      -------------- -------------- ------------    ------------- ---------------- -----------
Technology Rights        $2,240,000     $   62,225  $2,177,775        $2,240,000       $   24,890   $2,215,110
Patents                      30,000            -0-      30,000               -0-              -0-          -0-
                      -------------- -------------- ------------    ------------- ---------------- -----------
                         $2,270,000     $   62,225  $2,207,775        $2,240,000       $   24,890   $2,215,110
                      ============== ============== ============    ============= ================ ===========

Amortization expense is as follows:

   Quarter ended March 31, 2003     $ 37,335
                                    ========
   Quarter ended March 31, 2002     $      0
                                    ========
   Year ended December 31, 2002     $ 24,890
                                    ========

Estimated amortization expense for the remainder of 2003 is approximately $120,000 and $175,000 in each of the next four years.

5. PRODUCT WARRANTY

The Company provides a limited warranty for the replacement of defective products. The Company's standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels.

Changes in the Company's warranty liability are as follows:

                                                 2003         2002
--------------------------------------------------------------------
Balances, January 1                            $300,000     $244,464
   Accruals for products sold                        --       40,248
   Payments made                                    392          212
                                             -----------------------
Balances, March 31                              299,608      284,500
                                             =======================

As a result of improved production yields, exceeding customer's parts per million quality requirements and minimal product returns, management believes that the warranty reserve at March 31, 2003 is adequately funded and therefore does not require any additional accrual in the first quarter 2003.

6. INCOME TAXES

In 2003, the Company has recorded income tax expense using an estimated combined federal and state tax rate of 38%. The Company has deferred income tax assets, originating primarily from net operating loss carryforwards, available to offset the cash requirements of virtually all of this income tax expense. During the first quarter of 2002, under generally accepted accounting principles (GAAP), no income tax accrual was recorded because the deferred income tax assets arising from the Company's net operating loss carryforwards were fully reserved at that time. The reserve against those deferred tax assets was reversed in the second and fourth quarters of 2002 because of the Company's continued profitability. In 2003, GAAP requires that the Company accrue for federal and state income tax. However, the Company's net operating loss carryforwards are expected to largely offset any cash requirement for income tax liability.

7. STOCK-BASED COMPENSATION

The Company grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the quarters ended March 31, 2003 and 2002.

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

                                                                 Quarter Ended
                                                     ---------------------------------
                                                     March 31, 2003     March 31, 2002
--------------------------------------------------------------------------------------
Net income, as reported                                $ 412,622          $ 911,692
Deduct total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards                                (119,394)           (38,599)
                                                     ---------------------------------
Net income, pro forma                                  $ 293,228          $ 873,093
                                                     =================================

Basic net income per common share, as reported         $    0.25          $    0.61
Basic net income per common share, pro forma                0.18               0.58
Diluted net income per common share, as reported            0.19               0.43
Diluted net income per common share, pro forma              0.13               0.41

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES
The Company had net sales of $5,414,000, a decrease of 9% from 2002 sales of $5,968,000. The decrease in total net sales is primarily due to lower sales of iodinated resin products. The Company is continuing its plan to de-emphasize sales of these products due to lack of growth opportunities and the increase in regulatory requirements for these types of products, and, a desire to focus the Company's business on original equipment filtration systems for appliances. In addition, the Company had slightly lower sales of its original equipment filtration systems for refrigerators due to the slow economy. This was partially offset by increased sales of replacement filters. The increase in replacement filters is a result of a larger installed base of home refrigerator filtration systems that accept the Company's replacement filters.

The Company's two largest customers, both of whom manufacture home appliances, accounted for 99% of the Company's total net sales through March 31, 2003, compared to 93% for the same period in 2002. Accounts receivable from these customers totaled approximately $4,196,000 at March 31, 2003. The Company anticipates that sales to its two largest customers will improve throughout 2003 primarily due to (i) increased demand for appliances with the Company's water filtration systems, (ii) these customers expanding the number of appliance models with the Company's filtration systems, (iii) a larger installed base of home appliance units that are designed to accept replacement filters supplied by the Company, and (iv) the Company's plans to introduce new products.

Domestic sales were $5,374,000, or 99% of total net sales in first quarter 2003, compared to $5,721,000 or 96% in 2002. The Company anticipates continued revenue growth in the domestic market for the reasons indicated in the previous paragraph as well as the possible addition of new customers. In addition, the Company is developing other point-of-use applications for the residential water treatment market.

International sales represented 1% of total net sales in first quarter 2003, compared to 4% in 2002. The Company has focused its efforts in the home appliance market which has become the dominant part of the Company's business, while the sale of iodinated resin products has become much less significant. The Company is exploring other sales initiatives in international markets to expand its customer base and sales opportunities utilizing its domestic sales strategy.

GROSS PROFIT
The Company's gross profit was $1,798,000 or 33% of total nets sales in first quarter 2003, compared to a gross profit of $1,901,000 or 32% in 2002. The improvement in gross profit margin as a percentage of sales is primarily due to the increase in the number of replacement filter unit sales as a percentage of total sales. The Company continues to pursue cost reduction strategies to improve gross profit margins during 2003.

OPERATING EXPENSES
Selling, general and administrative expenses (SG&A) for first quarter 2003 were $672,000, or 12% of net sales, compared with $668,000, or 11% of net sales in 2002. The slight increase in SG&A spending was due to $9,000 in higher fees for professional services related to organizational development activities, a $17,000 increase in occupancy and insurance expenses related to expansion of leased facilities in first quarter 2003, partially offset by lower sales related expenses of $22,000. To support the Company's growth plans, management plans to increase spending in SG&A by increasing the number of employees in sales and administration, increasing expenses related to new business development activities and expanding its intellectual property portfolio.

Research, development and engineering expenses for first quarter 2003 were $387,000 or 7% of total net sales, compared to $237,000 or 4% in 2002. The increase in spending is primarily due to new product development and projects undertaken to reduce product costs. The Company plans to continue to invest in new product development, cost reduction programs and improved product performance, which should result in increased sales of new products and improved gross profit margins.

INCOME FROM OPERATIONS
Income from operations was $739,000 or 14% of net sales in 2003, compared to $996,000 or 17% of net sales in 2002. The decrease was primarily due to lower total net sales and the increased spending in research and development.

INTEREST EXPENSE
Interest expense decreased to $74,000 in 2003 from $85,000 in 2002, primarily as a result of lower short-term borrowing rates during first quarter 2003 compared to the same period in 2002.

INCOME TAXES
In 2003, the Company has recorded income tax expense using an estimated combined federal and state tax rate of 38%. The Company has deferred income tax assets, originating primarily from net operating loss carryforwards, available to offset the cash requirements of virtually all of this income tax expense. During the first quarter of 2002, under generally accepted accounting principles (GAAP), no income tax accrual was recorded because the deferred income tax assets arising from the Company's net operating loss carryforwards were fully reserved at that time. The reserve against those deferred tax assets was reversed in the second and fourth quarters of 2002 because of the Company's continued profitability. In 2003, GAAP requires that the Company accrue for federal and state income tax. However, the Company's net operating loss carryforwards are expected to largely offset any cash requirement for income tax liability.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter 2003, the Company generated $959,000 of cash from operations, compared to cash used by operations of $197,000 in 2002. The principal reason for the increase of $1,156,000 is that in 2002 the Company experienced greater increases in accounts receivable and inventory as sales of filtration systems and replacement filters to appliance manufacturers were higher in the first quarter of 2002 as compared to the first quarter of 2003. As a result, more cash was required to finance the increases in accounts receivable and inventory in 2002 as compared to 2003. In 2003, the Company has improved its inventory turns and reduced the number of larger purification systems in finished goods as compared to the first quarter of 2002. In addition, the lower net earnings of $499,000 impacted cash flows from operations in 2003.

Net cash used in investing activities was $900,000 in the first quarter 2003, compared to $437,000 in 2002. The increase is primarily due to the Company's investment in capital equipment to support the projected increase in sales volumes and ongoing cost reduction programs.

Net cash used in financing activities was $39,000 in 2003, compared to net cash provided by financing activities of $644,000 in 2002. During first quarter 2003 the Company made term note payments of $1,094,000 offset partially by proceeds from its credit line facility of $1,050,000. In March 2003, the Company refinanced its existing term loans totaling $7,400,000 and has a commitment from the bank to loan an additional $3,000,000 for new capital equipment. The Company's revolving credit facility is adequate for the Company's working capital needs for 2003 and 2004.

A summary of the Company's contractual cash obligations at March 31, 2003 is as follows: The figures below do not include $1,050,000 outstanding under the Company's revolving credit facility.

                        -------------------------------------------------------------------------------------------
                                                          PAYMENTS DUE BY PERIOD
----------------------- -------------------------------------------------------------------------------------------
CONTRACTUAL                                REMAINDER OF                                                 2007 AND
OBLIGATIONS                 TOTAL              2003            2004           2005         2006        THEREAFTER
----------------------- --------------- --------------- --------------- -------------- ------------ ---------------
Long Term Debt              $7,408,000      $1,858,000      $2,467,000     $2,467,000     $616,000              --
----------------------- --------------- --------------- --------------- -------------- ------------ ---------------
Operating Leases             1,295,000         196,000         262,000        267,000      274,000         296,000
----------------------- --------------- --------------- --------------- -------------- ------------ ---------------
Total                       $8,703,000      $2,054,000      $2,729,000     $2,734,000     $890,000        $296,000
----------------------- --------------- --------------- --------------- -------------- ------------ ---------------

The Company had net working capital (total current assets less total current liabilities) of $1,996,000 as of March 31, 2003, compared to $2,826,000 as of December 31, 2002. The decrease in working capital of $830,000 is primarily due to increases in notes payable to bank and accounts payable of $1,050,000 and $1,060,000, respectively. These increases are partially offset by an increase in accounts receivable of $482,000 and decreases in current maturities of long-term debt of $477,000 and accrued expenses of $306,000. The increase in notes payable to bank was used to pay down bank debt of $1,094,000. The increase in accounts payable is due to timing of payment to vendors. The increase in accounts receivable is attributed to the Company's largest customer with longer payment terms increasing its purchases in first quarter 2003 compared to fourth quarter 2002. The reduction in accrued expenses is due to paying the 2002 bonuses in first quarter 2003 which were accrued at December 31, 2002. The increase in prepaid expenses is primarily due to deposits for the Company's insurance premiums.

Management believes that cash flow from operations along with the Company's term loans and revolving credit line availability will provide the necessary capital to finance the Company's growth plans and the contractual obligations summarized above.

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

FOREIGN CURRENCY EFFECTS
Because of the Company's lower sales to international markets, as compared to the domestic market, foreign currency exchange rate fluctuations did not have a significant impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue during 2003.

EFFECTS OF INFLATION
The Company believes that during 2003 and 2002 inflation has not had a material impact on the Company's business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of the report:

EXHIBITS.

99.1  Certificate pursuant to 18 U.S.C. 1350

REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2003                       WTC Industries, Inc.

                                          By: /s/ James J. Carbonari
                                              ----------------------------------
                                              President, Chief Executive Officer


                                         By: /s/ Gregory P. Jensen
                                             -----------------------------------
                                             Chief Financial Officer

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

     Date May 1, 2003                   By:   /s/ James J. Carbonari
                                              --------------------------
                                              President, Chief Executive Officer

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

     Date May 1, 2003                               By: /s/  Gregory P. Jensen
                                                        ------------------------
                                                         Chief Financial Officer