Form 10QSB
period 2003-06-30
WTC INDUSTRIES INC
filed 2003-08-13
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------------

FORM 10-QSB

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003, or

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

1,784,624 shares of Common Stock as of July 24, 2003

         Transitional Small Business Disclosure Format (check one):
Yes ___;  No _X_

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheet
                  June 30, 2003 and Audited Balance Sheet
                  December 31, 2002                                           3

         Condensed Consolidated Unaudited Statements of Income
                  Three Months Ended June 30, 2003 and 2002                   4

         Condensed Consolidated Unaudited Statements of Income
                  Six Months Ended June 30, 2003 and 2002                     5

         Condensed Consolidated Unaudited Statements of Cash Flows
                  Six Months Ended June 30, 2003 and 2002                     6

         Notes to Condensed Consolidated Unaudited Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  12

Item 3.  Controls and Procedures                                             16


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 6.  Exhibits and Reports on Form 8-K                                    17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              (Unaudited)
                                                                June 30,      December 31,
ASSETS                                                           2003             2002
------                                                       ------------     ------------
Current Assets
       Cash                                                  $      1,518     $    139,969
       Accounts receivable, net of allowance for doubtful
           accounts of approximately $8,000                     5,782,634        4,198,018
       Inventory (Note 3)                                       1,191,545        1,279,718
       Prepaid expenses                                           170,567           72,206
       Deferred tax asset                                       2,440,525        2,000,000
                                                             ------------     ------------
             Total current Assets                               9,586,789        7,689,911

Property & Equipment, at cost, net                              4,010,049        2,710,671
Intellectual Property, net (Note 4)                             2,197,804        2,215,110
Deferred Tax Asset (Note 6)                                             0        1,023,000
Other Assets                                                       19,559           19,559
                                                             ------------     ------------

                                                             $ 15,814,201     $ 13,658,251
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
-------------------------------------

CURRENT LIABILITIES
       Note payable to bank                                  $  1,400,000     $          0
       Current maturities of long-term debt                     2,472,185        2,950,593
       Accounts payable                                         2,370,635        1,029,495
       Accrued expenses:
          Interest                                                 24,182           29,299
          Warranty (Note 5)                                       294,316          300,000
          Compensation                                            390,403          483,904
          Income tax payable                                            0                0
          Other                                                   130,699           70,346
                                                             ------------     ------------
             TOTAL CURRENT LIABILITIES                          7,082,420        4,863,637

LONG-TERM LIABILITIES
Long-term debt, net of current maturities                       4,316,660        5,550,811
                                                             ------------     ------------
                                                                4,316,660        5,550,811
                                                             ------------     ------------
STOCKHOLDERS'  EQUITY (Note 7)
       Common stock                                               178,462          164,010
       Additional paid-in capital                              13,085,469       12,955,146
       Accumulated deficit                                     (8,848,810)      (9,875,353)
                                                             ------------     ------------
                                                                4,415,121        3,243,803
                                                             ------------     ------------

                                                             $ 15,814,201     $ 13,658,251
                                                             ============     ============


See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended June 30,
                                                        ---------------------------
                                                            2003            2002
                                                        -----------     -----------
NET SALES                                               $ 6,844,364     $ 7,116,179

COST OF GOODS SOLD                                        4,461,743       4,769,064
                                                        -----------     -----------

GROSS PROFIT                                              2,382,621       2,347,115

EXPENSES
        Selling, general and administrative                 729,727         717,381
        Research and development                            590,177         563,359
                                                        -----------     -----------
                                                          1,319,904       1,280,740
                                                        -----------     -----------

INCOME FROM OPERATIONS                                    1,062,717       1,066,375

NONOPERATING EXPENSE
        Interest expense                                     71,120          92,735
        Loss on disposal of fixed assets                      1,401               0
                                                        -----------     -----------
                                                             72,521          92,735
                                                        -----------     -----------

INCOME BEFORE INCOME TAXES                                  990,196         973,640

INCOME TAX (EXPENSE) BENEFIT (Note 6)                      (376,275)      1,400,000
                                                        -----------     -----------

NET INCOME                                              $   613,921     $ 2,373,640
                                                        ===========     ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                              $      0.36     $      1.57
                                                        ===========     ===========
EARNINGS PER SHARE - DILUTED                            $      0.27     $      1.06
                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
        BASIC                                             1,683,000       1,513,000
                                                        ===========     ===========
        DILUTED                                           2,240,000       2,247,000
                                                        ===========     ===========

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six months ended June 30,
                                                        -----------------------------
                                                             2003             2002
                                                        ------------     ------------
NET SALES                                               $ 12,258,598     $ 13,084,026

COST OF GOODS SOLD                                         8,078,054        8,836,172
                                                        ------------     ------------

GROSS PROFIT                                               4,180,544        4,247,854

EXPENSES
        Selling, general and administrative                1,401,233        1,385,155
        Research and development                             977,471          799,949
                                                        ------------     ------------
                                                           2,378,704        2,185,104
                                                        ------------     ------------

INCOME FROM OPERATIONS                                     1,801,840        2,062,750

NONOPERATING EXPENSE
        Interest expense                                     144,621          177,418
        Loss on disposal of fixed assets                       1,401                0
                                                        ------------     ------------
                                                             146,022          177,418
                                                        ------------     ------------

INCOME BEFORE INCOME TAXES                                 1,655,818        1,885,332

INCOME TAX (EXPENSE) BENEFIT (Note 6)                       (629,275)       1,400,000
                                                        ------------     ------------

NET INCOME                                              $  1,026,543     $  3,285,332
                                                        ============     ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                              $       0.62     $       2.18
                                                        ============     ============
EARNINGS PER SHARE - DILUTED                            $       0.46     $       1.51
                                                        ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
        BASIC                                              1,662,000        1,508,000
                                                        ============     ============
        DILUTED                                            2,228,000        2,176,000
                                                        ============     ============

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six months ended June 30,
                                                                         ---------------------------
                                                                             2003            2002
                                                                         -----------     -----------
OPERATING ACTIVITIES
       Net income                                                        $ 1,026,543     $ 3,285,332
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation                                                       531,904         288,450
          Amortization                                                        95,100          20,424
          Deferred income taxes                                              582,475      (1,400,000)
          Loss on disposal of fixed assets                                     1,401              --
          Noncash consulting services                                             --           5,502
          Accretion of long-term debt discount                                    --          13,240
          Changes in operating assets and liabilities:
             Accounts receivable                                          (1,584,616)     (1,515,366)
             Inventories                                                      88,173        (745,218)
             Current and other assets                                       (118,791)         11,849
             Accounts payable                                              1,341,140       1,099,140
             Accrued expenses                                                (43,949)       (469,986)
                                                                         -----------     -----------
                  Net cash provided by operating activities                1,919,380         593,367
                                                                         -----------     -----------

INVESTING ACTIVITIES
       Purchases of property and equipment                                (1,832,683)       (945,077)
       Investment in supplier                                                     --        (100,000)
       Intellectual property                                                 (57,364)             --
                                                                         -----------     -----------
                  Net cash used in investing activities                   (1,890,047)     (1,045,077)
                                                                         -----------     -----------

FINANCING ACTIVITIES
       Net proceeds from note payable to bank                              1,400,000       1,000,000
       Proceeds from long-term debt                                               --       7,500,000
       Proceeds from issuance of common stock                                144,775          17,578
       Payments on long-term debt                                         (1,712,559)     (8,042,215)
                                                                         -----------     -----------
                  Net cash provided by (used in) financing activities       (167,784)        475,363
                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (138,451)         23,653

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                   139,969          81,853
                                                                         -----------     -----------

       End of period                                                     $     1,518     $   105,506
                                                                         ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
       Cash paid during the period for interest                          $   149,738     $   475,913
                                                                         ===========     ===========
       Cash paid during the period for income taxes                      $    45,000     $        --
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

The Company's products fall into two categories: systems and cartridges for use by original equipment manufacturers of home appliances; and point-of-use systems and cartridges for the home or office.

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

In the appliance market, the main competitive factors are technology, product quality, intellectual property rights and price. The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold that is permanently mounted inside the refrigerator to attach to the filter cartridge. The Company believes that as the installed base of refrigerators that are specifically designed to accept the Company's filter cartridge increases, this need for compatibility and the Company's patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturers. The need for compatibility is also an advantage from the appliance manufacturers' standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer, who in turn purchases them from the Company.

POINT OF USE SYSTEMS
--------------------

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


3.       INVENTORY

INVENTORY CONSISTS OF THE FOLLOWING:               June 30, 2003    Dec 31, 2002
------------------------------------               -------------    ------------

Raw Materials                                        $  768,808      $  779,223
Finished Goods                                          422,737         500,495
                                                     ----------      ----------
                                                     $1,191,545      $1,279,718
                                                     ==========      ==========

The total inventory reserve as of June 30, 2003 and December 31, 2002 is approximately $45,000 and $12,000, respectively. The increase in the inventory reserve is to make provision for slower moving products.


4.       INTELLECTUAL PROPERTY

The Company's intellectual property consists primarily of technology rights and patents. These assets are amortized over their estimated useful lives using the straight-line method. Amortization of patents will begin upon granting of the patents. The Company reviews these assets for any indications of impairment.

                                       June 30, 2003                             December 31, 2002
                        -----------------------------------------    ----------------------------------------
                                       Accumulated      Net Book                    Accumulated      Net Book
                           Cost       Amortization       Value          Cost       Amortization       Value
                        -----------------------------------------    -----------------------------------------
Technology Rights       $ 2,240,000    $    99,560    $ 2,140,440    $ 2,240,000    $    24,890    $ 2,215,110
Patents                      57,364            -0-         57,364            -0-            -0-            -0-
                        -----------------------------------------    -----------------------------------------
                        $ 2,297,364    $    62,225    $ 2,197,804    $ 2,240,000    $    24,890    $ 2,215,110
                        =========================================    =========================================

Amortization expense is as follows:

         For the three months ended June 30, 2003    $ 37,335
                                                     ========
         For the three months ended June 30, 2002    $      0
                                                     ========
         For the six months ended June 30, 2003      $ 74,670
                                                     ========
         For the six months ended June 30, 2002      $      0
                                                     ========
         Year ended December 31, 2002                $ 24,890
                                                     ========

Amortization expense for the remainder of 2003 is anticipated to be approximately $83,000. Amortization expense is anticipated to be approximately $175,000 annually in each of the next four years.


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

Changes in the Company's warranty liability are as follows:

                                  Three Months Ended         Six Months Ended
                                        June 30                  June 30
--------------------------------------------------------------------------------
                                  2003         2002         2003         2002
--------------------------------------------------------------------------------
Balances, Beginning             $ 299,608    $ 284,500    $ 300,000    $ 244,464
  Accruals for products sold          -0-       54,450          -0-       90,245
  Payments made                     5,292       25,778        5,684       21,537
                                ------------------------------------------------
Balances, Ending                $ 294,316    $ 313,172    $ 294,316    $ 313,172
                                ================================================

As a result of production yields that exceed customer's parts per million quality requirements and minimal product returns, management believes that the warranty reserve at June 30, 2003 is adequate and does not require any additional accrual for the first six months of 2003.


6.       INCOME TAXES

In 2003, the Company has recorded income tax expense using an estimated combined federal and state tax rate of 38%. The Company has deferred income tax assets, originating primarily from net operating loss carryforwards, available to offset the cash requirements of virtually all of this income tax expense. During the first six months of 2002, under generally accepted accounting principles, no income tax accrual was recorded because the deferred income tax assets arising primarily from the Company's net operating loss carryforwards were fully reserved at that time. The reserve against those deferred tax assets was reversed in the second and fourth quarters of 2002 because of the Company's continued profitability. In 2003, generally accepted accounting principles requires that the Company record federal and state income tax expense. However, the Company's utilization of the deferred tax assets are expected to largely offset any cash requirement for such income tax obligation.


7.       STOCK-BASED COMPENSATION

The Company grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and six-month periods ended June 30, 2003 and 2002.

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

                                                          Three Months Ended                   Six Months Ended
                                                               June 30                             June 30
                                                                                      -------------------------------
                                                        2003              2002              2003              2002
---------------------------------------------------------------------------------------------------------------------
Net income, as reported                             $   613,921     $   2,373,640     $   1,026,543     $   3,285,332
Deduct total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards                               (127,573)          (47,043)         (246,967)          (85,642)
                                                    -----------------------------------------------------------------
Net income, pro forma                               $   486,348     $   2,326,597     $     779,576     $   3,199,690
                                                    =================================================================

Basic net income per common share, as reported      $      0.36     $        1.57     $        0.62     $        2.18
Basic net income per common share, pro forma               0.29              1.54              0.47              2.12
Diluted net income per common share, as reported           0.27              1.06              0.46              1.51
Diluted net income per common share, pro forma             0.22              1.04              0.35              1.47

The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future periods because options vest over several years and additional awards generally are made each year.


8.       COMMITMENT FOR CAPITAL EXPENDITURES

The Company has entered into firm commitments for capital expenditures of approximately $1,500,000.


9.       RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply Statement No. 150 for the quarter beginning on July 1, 2003. The Company does not expect the application of Statement No. 150 to have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

NET SALES
---------
For the three-month period ended June 30, 2003, the Company had net sales of $6,844,000, a decrease of 4% from 2002 sales of $7,116,000. For the six-month period ended June 30, 2003, the Company had net sales of $12,259,000, a decrease of 6% from 2002 sales of $13,084,000. The primary reason for the decrease in 2003 net sales when compared to 2002 is the one-time sale for $842,000 of the Company's larger filtration systems that occurred in second quarter 2002. Excluding the impact of the one-time sale, net sales for second quarter 2003 increased 9% compared to the same quarter in 2002. The increase is due to adding another major brand name appliance customer that utilizes the Company's water filtration systems and an increase in replacement filters sales due to the increased installed base of home refrigerators that will accept the Company's replacement filters.

The Company's products for the home appliance market accounted for 98% of the Company's total net sales through June 30, 2003, compared to 83% for the same period in 2002. As of June 30, 2003, accounts receivable from the Company's three major customers totaled approximately $5,649,000. The Company anticipates that total net sales will increase at modest rates during the last six months of 2003.

Domestic sales for the first six months of 2003 were $12,094,000, or 99% of net sales, compared to $11,663,000 or 89% for the same period in 2002. International sales represented approximately 1% of net sales for the first six months of 2003 compared to 11% for the same period in 2002. The Company has focused its efforts in the domestic home appliance market. The Company is exploring other sales initiatives in international markets to expand its customer base and sales opportunities utilizing its domestic sales strategy.


GROSS PROFIT
------------
For the three and six month periods ended June 30, 2003, the Company recognized a gross profit of $2,383,000 and $4,181,000, respectively, representing 35% and 34% of net sales, respectively. During the same periods in 2002, the Company recognized a gross profit of $2,347,000 and $4,248,000, respectively, representing 33% and 32% of net sales, respectively.

The increase in gross profit margin in 2003, as a percentage of net sales, is primarily due to cost reduction programs and the increase in replacement filter sales as a percentage of total sales. The Company plans to pursue new cost reduction strategies during the second half of 2003 in an effort to improve gross profit margins for the remainder of the year and

2004. In addition, the Company anticipates continued revenue growth from replacement filters, which should also contribute to improved gross profit margins.


OPERATING EXPENSES
------------------
Selling, general and administrative (SG&A) expenses for the three and six month periods ended June 30, 2003 were $730,000 and $1,401,000, respectively. For the same periods in 2002, SG&A expenses were $717,000 and $1,385,000, respectively. The slight increase in SG&A spending in the 2003 periods is due to slightly higher employee expenses because of new staff additions, professional services related to organizational development activities, and occupancy and insurance related expenses as a result of the facility expansion in first quarter 2003. Management is expecting an increase in SG&A spending in the second half of 2003 due to additional staff additions, new business development activities and expansion of its intellectual property portfolio.

Research and development expenses for the three and six month periods ended June 30, 2003 were $590,000 and $977,000, respectively. For the same periods in 2002, these expenses were $563,000 and $800,000, respectively. The increase in 2003 is primarily due to projects that enhance the overall performance of the Company's products and to reduce manufacturing costs. For the remainder of 2003, the Company plans to continue to invest in these projects and new product development for potential new customers.


INCOME FROM OPERATIONS
----------------------
For the three and six-month periods ended June 30, 2003, the Company recognized income from operations of $1,063,000 and $1,802,000, respectively, compared to $1,066,000 and $2,063,000, respectively, in the same periods in 2002. For both 2003 periods, the improvement in gross profit margin mitigated the decline in net sales and increase in expenses.


INTEREST EXPENSE
----------------
Interest expense was $71,000 and $145,000, respectively, for the three and six month periods ended June 30, 2003. During the same periods in 2002, interest expense was $93,000 and $177,000, respectively. The decrease in 2003 is primarily due to lower short-term borrowing rates during the first six months of 2003 compared to the same period in 2002.


INCOME TAXES
------------
In 2003, the Company has recorded income tax expense using an estimated combined federal and state tax rate of 38%. For the three and six month periods ended June 30, 2003, the Company recognized income tax expense of $376,000 and $629,000, respectively. The Company has deferred income tax assets, originating primarily from net operating loss carryforwards, available to offset the cash requirements of virtually this entire income tax obligation.

During the first six months of 2002, under generally accepted accounting principles, no income tax accrual was recorded because the deferred income tax assets arising from the

Company's net operating loss carryforwards were fully reserved at that time. The reserve against those deferred tax assets was reversed in the second and fourth quarters of 2002 because of the Company's continued profitability. In 2003, generally accepted accounting principles requires that the Company record federal and state income tax expense. However, the Company's utilization of its deferred tax assets is expected to largely offset any cash requirement for such income tax obligation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the first six months of 2003, the Company generated $1,919,000 of cash from operations, compared to $593,000 in 2002. The principal reasons for the increase in cash provided by operations is the utilization of the deferred tax assets of $583,000 which offset the cash requirement for income tax expense, a reduction in the utilization of cash for inventory and accrued expenses, an increase in depreciation expense due to increased investments in capital equipment, and an increase in accounts payable. These factors more than offset the reduction in net income in 2003.

Net cash used in investing activities was $1,890,000 for the first six months of 2003, compared to $1,045,000 in 2002. The increase is primarily due to the Company's investment in capital equipment to support the projected increase in sales and ongoing manufacturing cost reduction programs.

Net cash used in financing activities for the first six months of 2003 was $168,000 compared to net cash provided by financing activities of $475,000 in 2002. During the first six months of 2003, the Company made term note payments of $1,713,000, partially offset by proceeds from its credit line facility of $1,400,000. In addition to the existing outstanding term loans, the Company has an additional $3,000,000 commitment from a bank for new capital equipment purchases. The Company's revolving credit facility is adequate for the Company's working capital needs for 2003 and 2004.

A summary of the Company's contractual cash obligations at June 30, 2003 is as follows: The figures below do not include $1,400,000 outstanding under the Company's revolving credit facility.

                        ------------------------------------------------------------------------------------------
                                                          PAYMENTS DUE BY PERIOD
----------------------- ------------------------------------------------------------------------------------------
CONTRACTUAL                                REMAINDER                                                   2007 AND
OBLIGATIONS                  TOTAL          OF 2003            2004           2005         2006       THEREAFTER
----------------------- --------------- --------------- --------------- -------------- ------------ --------------
Long Term Debt              $6,789,000      $1,239,000      $2,467,000     $2,467,000   $  616,000           --
----------------------- --------------- --------------- --------------- -------------- ------------ --------------
Operating Leases             1,230,000         131,000         262,000        267,000      274,000      296,000
----------------------- --------------- --------------- --------------- -------------- ------------ --------------
Capital Lease                   24,000           4,000           8,000          8,000        4,000           --
----------------------- --------------- --------------- --------------- -------------- ------------ --------------
Firm Commitments to
Purchase Equipment          $1,500,000      $1,500,000              --             --           --           --
----------------------- --------------- --------------- --------------- -------------- ------------ --------------
Total                       $9,543,000      $2,874,000      $2,737,000     $2,742,000   $  894,000   $  296,000
----------------------- --------------- --------------- --------------- -------------- ------------ --------------

The Company had net working capital (total current assets less total current liabilities) of $2,504,000 as of June 30, 2003, compared to $2,826,000 as of December 31, 2002. The decrease in working capital of $322,000 is primarily due to increases in notes payable to bank and accounts payable of $1,400,000 and $1,341,000, respectively. These increases were partially offset by an increase in accounts receivable of $1,585,000, a decrease in current maturities of long-term debt of $479,000, and an increase of $441,000 in the current portion of the deferred tax asset. The increase in notes payable to bank was used to pay down bank term debt of $1,713,000. The increase in accounts receivable is because of increased sales during second quarter 2003, compared to both the first quarter of 2003 and fourth quarter of 2002, and because a significant portion of the second quarter 2003 sales occurred in the last half of the quarter. The increase in prepaid expenses is primarily due to deposits for the Company's insurance premiums.

Management believes that cash flow from operations along with the Company's term loans and revolving credit line availability will provide the necessary capital to finance the Company's growth plans and the contractual obligations summarized above.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------
The Company's sales are primarily to two large manufacturers of home appliances and a distributor of the Company's replacement filters. The orders placed by these customers are based on their respective plans for various appliance models, the features and product life cycle of each model, and various other factors. The need for planning and lead times associated with some of these factors, the Company's intellectual property rights, and the growing installed base of appliances using the Company's filtration systems, may provide the Company some degree of protection against unexpected, abrupt major changes in the flow of orders to the Company from these manufacturers. However, there are no contractual commitments from the Company's major customers as to the timing, amount or continuance of their orders and the Company has no "firm order backlog." The loss of any of the Company's major customers or a significant disruption in the order flow from any of them would have a serious adverse effect on the Company.


FOREIGN CURRENCY EFFECTS
------------------------
Because of the Company's lower sales to international markets, as compared to the domestic market, foreign currency exchange rate fluctuations did not have a significant impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue during 2003.


EFFECTS OF INFLATION
--------------------
The Company believes that during 2003 and 2002 inflation has not had a material impact on the Company's business.


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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer, James Carbonari, and Chief Financial Officer, Greg Jensen, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the Company held its Annual Meeting of Stockholders. Of the 1,649,098 shares outstanding as of April 18, 2003 and entitled to vote at the meeting, 1,134,739 shares were present at the Meeting. As of April 18, 2003, Robert C. Klas, Sr. (the "Majority Shareholder") had voting control over 1,137,079 shares of the Company's outstanding shares, which constitutes a majority of the shares of the Company's common stock outstanding as of that date. At the meeting, the Majority Shareholder voted all of the shares of common stock of record which he controls in favor of each of the proposed actions. The following describes the matters considered by the Company's stockholders at the Annual Meeting, as well as the results of the votes cast at the meeting. There were no broker non-votes with respect to any matter presented at the Meeting of Stockholders.

Five persons were nominated and elected as directors to hold office until the next regular Meeting of Stockholders or until their successors are elected.

    NOMINEE                       FOR             WITHHOLD
    Robert C. Klas, Sr.         1,134,739             0
    Biloine W. Young            1,134,739             0
    John A. Clymer              1,134,739             0
    Robert C. Klas, Jr.         1,134,739             0
    Dr. Ronald A. Mitsch        1,134,739             0

The shareholders also ratified the selection of McGladrey & Pullen, LLP as the Company's independent auditors for the current fiscal year and approved amendments to the Company's 1996 Stock Option Plan by a vote of 1,134,739 shares in favor, zero shares against, zero shares abstaining and zero shares as broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

(b)      Reports on Form 8-K.

On May 7, 2003, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Items 7 and 12 information that related to the Company's first quarter earnings press release.

SIGNATURES
----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2003                         WTC Industries, Inc.

                                          By: /s/  James J. Carbonari
                                              ----------------------------------
                                              President, Chief Executive Officer

                                         By:  /s/ Gregory P. Jensen
                                              ----------------------------------
                                              Chief Financial Officer