Form 10QSB/A
period 2003-06-30
WTC INDUSTRIES INC
filed 2003-10-23
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                       AMENDMENT NO. 1 ON FORM 10-QSB/A TO
                                   FORM 10-QSB

(MARK ONE)

   (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2003

   (_)      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


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

         Transitional Small Business Disclosure Format (check one):
Yes _____; No __x__

Description of Amendment of Form 10-QSB for Quarterly Period Ended June 30,
---------------------------------------------------------------------------
2003:
-----

         This amendment to the WTC Industries, Inc. Form 10-QSB for the quarter ended June 30, 2003 is being filed to provide the disclosures called for by Part
II. Other Information, Item 2. Changes in Securities with respect to certain exercises of warrants as described below.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         In connection with the 1999 restructuring of an aggregate of $1,450,000 in promissory notes originally issued in 1994, the Company issued warrants (the "Warrants") dated July 1, 1999 to purchase an aggregate of 271,176 shares of its common stock. The Warrants expired on June 30, 2003 and had an exercise price of $1.00 per share of common stock.

         During the quarter ended June 30, 2003, Warrants were exercised resulting in the issuance of an aggregate of 140,526 shares of common stock, including issuance of common stock to the following directors, or their affiliates, as follows:

                                                      Number of Shares Issued
Warrant Holder                 Date of Exercise      Upon Exercise of Warrant
--------------                 ----------------      ------------------------
Robert C. Klas, Sr.               June 16, 2003              75,098
The Tapemark Company              June 10, 2003              44,178
Bilione Young                      May 27, 2003               2,500
John Clymer                        May 30, 2003               2,500
Robert C. Klas, Jr.               June 16, 2003               1,250

         Messrs. Klas, Clymer and Klas are directors of the Company, as is Ms. Young. The Tapemark Company is an affiliate of Mr. Klas, Sr. and Mr. Klas, Jr.

         Based upon the manner of sale, representations by the holders of the Warrants that each was an "accredited investor" as defined in Rule 506 of Regulation D and the relationship of the holders of the Warrants as existing security holders of the Company, this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended and was an exchange of securities with existing security holders under Section 3(a)(9) of the Act, and was, therefore, exempt from the registration requirements of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 23, 2003                 WTC Industries, Inc.

                                        By: /s/  James J. Carbonari
                                            -----------------------------------
                                            President, Chief Executive Officer

                                        By: /s/  Gregory P. Jensen
                                            -----------------------------------
                                            Chief Financial Officer