Form 10QSB
period 2003-09-30
WTC INDUSTRIES INC
filed 2003-10-31
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

-------------------------------------------

FORM 10-QSB

(MARK ONE)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003, or

( )             TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to ___________


COMMISSION FILE NUMBER 0-19622


  WTC INDUSTRIES, INC.
-------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

   DELAWARE                                                 38-2308668
-------------------------------------------------------------------------------
 (State or Other Jurisdiction                              (IRS Employer
      of Incorporation)                                  Identification No.)

   1000 APOLLO ROAD, EAGAN, MINNESOTA                       55121-2240
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

 (651) 554-3140
-------------------------------------------------------------------------------
(Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.

Yes __x__ No ____.


APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,786,624 shares of Common Stock as of October 31, 2003

         Transitional Small Business Disclosure Format (check one):

Yes _____;  No__x__

WTC INDUSTRIES, INC. AND SUBSIDIARIES

INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Unaudited Balance Sheet
                September 30, 2003 and Audited Balance Sheet
                December 31, 2002                                             3

         Condensed Consolidated Unaudited Statements of Income
                Three Months Ended September 30, 2003 and 2002                4

         Condensed Consolidated Unaudited Statements of Income
                Nine Months Ended September 30, 2003 and 2002                 5

         Condensed Consolidated Unaudited Statements of Cash Flows
                Nine Months Ended September 30, 2003 and 2002                 6

         Notes to Condensed Consolidated Unaudited Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    12

Item 3.  Controls and Procedures                                             16


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                September 30,   December 31,
ASSETS                                                                              2003            2002
------                                                                          -------------   ------------
Current Assets
      Cash                                                                      $     80,920    $    139,969
      Accounts receivable, net of allowance for doubtful accounts
          of approximately $8,000                                                  6,866,904       4,198,018
      Inventory (Note 3)                                                           1,597,164       1,279,718
      Prepaid expenses                                                               159,872          72,206
      Deferred tax asset                                                           1,928,082       2,000,000
                                                                                ------------    ------------
            Total current Assets                                                  10,632,942       7,689,911

Property & Equipment, at cost, net                                                 4,539,615       2,710,671
Intellectual Property, net (Note 4)                                                2,179,545       2,215,110
Deferred Tax Asset (Note 6)                                                                0       1,023,000
Other Assets                                                                          41,559          19,559
                                                                                ------------    ------------

                                                                                $ 17,393,661    $ 13,658,251
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Note payable to bank                                                      $  2,255,628    $          0
      Current maturities of long-term debt                                         2,477,718       2,950,593
      Accounts payable                                                             2,782,488       1,029,495
      Accrued expenses:
         Interest                                                                     28,225          29,299
         Warranty (Note 5)                                                           291,864         300,000
         Compensation                                                                419,354         483,904
         Other                                                                       134,787          70,346
                                                                                ------------    ------------
            TOTAL CURRENT LIABILITIES                                              8,390,064       4,863,637

LONG-TERM DEBT, net of current maturities                                          3,712,409       5,550,811
                                                                                ------------    ------------

STOCKHOLDERS' EQUITY (Note 7)
      Common stock                                                                   178,462         164,010
      Additional paid-in capital                                                  13,085,469      12,955,146
      Accumulated deficit                                                         (7,972,743)     (9,875,353)
                                                                                ------------    ------------
                                                                                   5,291,188       3,243,803
                                                                                ------------    ------------

                                                                                $ 17,393,661    $ 13,658,251
                                                                                ============    ============



See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended September 30,
                                                    --------------------------------
                                                          2003           2002
                                                       -----------    -----------
NET SALES                                              $ 7,738,921    $ 6,152,180

COST OF GOODS SOLD                                       5,221,101      4,205,570
                                                       -----------    -----------

GROSS PROFIT                                             2,517,820      1,946,610

EXPENSES
    Selling, general and administrative                    663,741        714,025
    Research and development                               381,909        313,059
                                                       -----------    -----------
                                                         1,045,650      1,027,084
                                                       -----------    -----------

INCOME FROM OPERATIONS                                   1,472,170        919,526

NONOPERATING EXPENSE
    Interest expense                                        63,665         92,724
    Other income                                            (4,504)             0
                                                       -----------    -----------
                                                            59,161         92,724
                                                       -----------    -----------

INCOME BEFORE INCOME TAXES                               1,413,009        826,802

INCOME TAX EXPENSE (Note 6)                               (536,943)            --
                                                       -----------    -----------

NET INCOME                                             $   876,066    $   826,802
                                                       ===========    ===========

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                             $      0.49    $      0.52
                                                       ===========    ===========
EARNINGS PER SHARE - DILUTED                           $      0.39    $      0.37
                                                       ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    BASIC                                                1,785,000      1,600,000
                                                       ===========    ===========
    DILUTED                                              2,238,000      2,254,000
                                                       ===========    ===========

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                           2003           2002
                                                       -----------    -------------
NET SALES                                              $ 19,997,518    $ 19,236,206

COST OF GOODS SOLD                                       13,299,154      13,041,742
                                                       ------------    ------------

GROSS PROFIT                                              6,698,364       6,194,464

EXPENSES
    Selling, general and administrative                   2,064,973       2,099,180
    Research and development                              1,359,380       1,113,008
                                                       ------------    ------------
                                                          3,424,353       3,212,188
                                                       ------------    ------------

INCOME FROM OPERATIONS                                    3,274,011       2,982,276

NONOPERATING EXPENSE
    Interest expense                                        208,286         270,142
    Other income                                             (3,103)              0
                                                       ------------    ------------
                                                            205,183         270,142
                                                       ------------    ------------

INCOME BEFORE INCOME TAXES                                3,068,828       2,712,134

INCOME TAX (EXPENSE) BENEFIT (Note 6)                    (1,166,218)      1,400,000
                                                       ------------    ------------

NET INCOME                                             $  1,902,610    $  4,112,134
                                                       ============    ============

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC                             $       1.12    $       2.67
                                                       ============    ============
EARNINGS PER SHARE - DILUTED                           $       0.85    $       1.87
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    BASIC                                                 1,703,000       1,539,000
                                                       ============    ============
    DILUTED                                               2,231,000       2,202,000
                                                       ============    ============

See notes to consolidated condensed unaudited financial statements.

                       WTC INDUSTRIES, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months ended September 30,
                                                                             -------------------------------
                                                                                  2003           2002
                                                                               -----------    -----------
OPERATING ACTIVITIES
    Net income                                                                 $ 1,902,610    $ 4,112,134
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                858,638        479,719
       Amortization                                                                142,641         30,636
       Deferred income taxes                                                     1,094,918     (1,400,000)
       Gain on disposal of fixed assets                                             (2,899)            --
       Noncash consulting services                                                      --          8,253
       Accretion of long-term debt discount                                             --         13,240
       Changes in operating assets and liabilities:
            Accounts receivable                                                 (2,668,886)    (1,905,133)
            Inventories                                                           (317,446)      (222,584)
            Current and other assets                                              (140,302)        18,315
            Accounts payable                                                     1,752,993        623,781
            Accrued expenses                                                        (9,319)      (308,237)
                                                                               -----------    -----------
                 Net cash provided by operating activities                       2,612,948      1,450,124
                                                                               -----------    -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                                         (2,666,109)    (1,322,026)
    Investment in supplier                                                              --       (100,000)
    Proceeds from sale of equipment                                                  4,300
    Intellectual property                                                          (76,440)            --
                                                                               -----------    -----------
                 Net cash used in investing activities                          (2,738,249)    (1,422,026)
                                                                               -----------    -----------

FINANCING ACTIVITIES
    Net proceeds from note payable to bank                                       2,255,628      1,000,000
    Proceeds from long-term debt                                                        --      7,500,000
    Proceeds from issuance of common stock                                         144,775        207,178
    Payments on long-term debt                                                  (2,334,151)    (8,752,449)
                                                                               -----------    -----------
                 Net cash provided by (used in) financing activities                66,252        (45,271)
                                                                               -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (59,049)       (17,173)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                            139,969         81,853
                                                                               -----------    -----------

    End of period                                                              $    80,920    $    64,680
                                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
    Cash paid during the period for interest                                   $   209,360    $   588,601
                                                                               ===========    ===========
    Cash paid during the period for income taxes                               $    71,500    $        --
                                                                               ===========    ===========
    Lease for equipment                                                        $    22,874    $        --
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

In the appliance market the main competitive factors are technology, product quality, intellectual property rights and price. The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold that is permanently mounted inside the refrigerator that attaches to the filter cartridge. The Company believes that as the installed base of refrigerators that are specifically designed to accept the Company's filter cartridge increases, this need for compatibility and the Company's patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturers. The need for compatibility is also an advantage from the appliance manufacturers' standpoint because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer who in turn purchases them from the Company.

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

3.       INVENTORY

INVENTORY CONSISTS OF THE FOLLOWING:    September 30, 2003     Dec 31, 2002
------------------------------------    ------------------     ------------

Raw Materials                             $  972,712           $  779,223
Finished Goods                               624,452              500,495
                                          ----------           ----------
                                          $1,597,164           $1,279,718
                                          ==========           ==========

The increase in inventory is necessary to support increased sales levels and the increased number of products the Company sells to its customer base. The total inventory reserve as of September 30, 2003 and December 31, 2002 is approximately $68,000 and $12,000, respectively.

4.       INTELLECTUAL PROPERTY

The Company's intellectual property consists primarily of technology rights and patents. These assets are amortized over the shorter of their estimated useful lives or their contractual life using the straight-line method. Amortization of patents will begin upon granting of the patents. The Company reviews these assets for any indications of impairment.

                              September 30, 2003                     December 31, 2002
                    ------------------------------------   ------------------------------------
                                Accumulated    Net Book                Accumulated    Net Book
                       Cost     Amortization     Value        Cost     Amortization      Value
                    ----------  ------------  ----------   ----------  ------------  ----------
Technology Rights   $2,240,000   $  136,895   $2,103,105   $2,240,000   $   24,890   $2,215,110
Patents                 76,440          -0-       76,440          -0-          -0-          -0-
                    ----------   ----------   ----------   ----------   ----------   ----------
                    $2,316,440   $  136,895   $2,179,545   $2,240,000   $   24,890   $2,215,110
                    ==========   ==========   ==========   ==========   ==========   ==========

Amortization expense is as follows:

                  For the three months ended September 30, 2003      $ 37,335
                                                                     ========
                  For the three months ended September 30, 2002      $      0
                                                                     ========
                  For the nine months ended September 30, 2003       $112,005
                                                                     ========
                  For the nine months ended September 30, 2002       $      0
                                                                     ========
                  Year ended December 31, 2002                       $ 24,890
                                                                     ========

Amortization expense for the remainder of 2003 is anticipated to be approximately $40,000. Amortization expense is anticipated to be approximately $175,000 annually in each of the next four years.

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

Changes in the Company's warranty liability are as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30         September 30
-------------------------------------------------------------------------
                                  2003      2002        2003       2002
-------------------------------------------------------------------------
Balances, Beginning             $294,316   $313,172   $300,000   $244,464
   Accruals for products sold        -0-        -0-        -0-     90,245
   Payments made                   2,452      1,693      8,136     23,230
                                --------   --------   --------   --------
Balances, Ending                $291,864   $311,479   $291,864   $311,479
                                ========   ========   ========   ========

As a result of production yields that exceed customer's quality requirements and minimal product returns, management believes that the warranty reserve at September 30, 2003 is adequate and does not require any additional accrual for the first nine months of 2003.


6.       INCOME TAXES

In 2003, the Company recorded income tax expense using an estimated combined federal and state tax rate of 38%. The Company has deferred income tax assets, originating primarily from net operating loss carryforwards, available to offset the cash requirements of virtually all of this income tax expense. During the first nine months of 2002, under generally accepted accounting principles, no income tax accrual was recorded because the deferred income tax assets arising primarily from the Company's net operating loss carryforwards were fully reserved at that time. The reserve against those deferred tax assets was reversed in the second and fourth quarters of 2002 because of the Company's continued profitability. In 2003, generally accepted accounting principles require that the Company record federal and state income tax expense. However, the Company's utilization of the deferred tax assets are expected to largely offset any cash requirement for such income tax expense.

7.       STOCK-BASED COMPENSATION

The Company grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the three and nine-month periods ended September 30, 2003 and 2002.

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

                                                       Three Months Ended             Nine Months Ended
                                                          September 30                  September 30
                                                   --------------------------    ------------------------------
                                                       2003          2002           2003             2002
---------------------------------------------------------------------------------------------------------------
Net income, as reported                            $   876,066    $   826,802    $   1,902,610    $   4,112,134
Deduct total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards                              (127,573)       (47,043)        (374,540)        (132,685)

                                                   -----------    -----------    -------------    -------------
Net income, pro forma                              $   748,493    $   779,759    $   1,528,070    $   3,979,449
                                                   ===========    ===========    =============    =============

Basic net income per common share, as reported     $      0.49    $      0.52    $        1.12    $        2.67
Basic net income per common share, pro forma              0.42           0.49             0.90             2.59
Diluted net income per common share, as reported          0.39           0.37             0.85             1.87
Diluted net income per common share, pro forma            0.33           0.36             0.68             1.81

The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future periods because options vest over several years and additional awards generally are made each year.

8.       COMMITMENT FOR CAPITAL EXPENDITURES

The Company has entered into firm commitments for capital expenditures of approximately $750,000.

9.       RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized or, if recognized, were reported in the balance sheet as equity. Changes in the value of those instruments were normally not recognized in net income. Statement No. 150 applies to the Company beginning with this quarter, and did not have an effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES
---------
For the three-month period ended September 30, 2003, the Company had record net sales of $7,739,000, an increase of 26% from 2002 sales of $6,152,000. For the nine-month period ended September 30, 2003, the Company had record net sales of $19,998,000, an increase of 4% from 2002 sales of $19,236,000. The increase in net sales was primarily due to increased sales of original equipment filtration systems and increased sales of replacement filters due to a larger installed base of home refrigerator filtration systems. The Company believes, as a result of a higher consumer demand for appliances with water filtration systems, that sales of both filtration systems and replacement filters will continue to grow into 2004.

The Company's products for the home appliance market accounted for 98% of the Company's total net sales through September 30, 2003, compared to 86% for the same period in 2002. Net sales to the Company's three largest customers accounted for 96% of net sales during the first nine months of 2003. As of September 30, 2003, accounts receivable from these customers totaled approximately $6,674,000. The Company anticipates that total net sales to the home appliance market will continue to grow during 2004 due to increased demand for original equipment filtration systems and replacement filters.

Domestic sales for the first nine months of 2003 accounted for approximately 99% of total net sales compared to 92% for the same period in 2002. International sales represented approximately 1% of net sales for the first nine months of 2003 compared to 8% for the same period in 2002. The Company is exploring other sales initiatives in international markets to expand its customer base and sales opportunities utilizing its domestic sales strategy.

GROSS PROFIT
------------
For the three and nine month periods ended September 30, 2003, the Company recognized a gross profit of $2,518,000 and $6,698,000, respectively, representing 33% of total net sales for both periods. During the same periods in 2002, the Company recognized a gross profit of $1,947,000 and $6,194,000, respectively, representing 32% of total net sales for both periods.

The increase in gross profit margin in 2003, as a percentage of net sales, is primarily due to cost reduction programs and the increase in replacement filter sales as a percentage of total sales. The Company anticipates that gross profit margins, as a percentage of net sales, will remain approximately the same for the fourth quarter and the first quarter of 2004. The Company plans to invest in capital equipment to further reduce labor costs, begin sourcing raw materials from foreign sources, and to vertically integrate key material components into its operations. In addition, the Company anticipates continued revenue growth from replacement filters, which should also contribute to improved gross profit margins as a result of higher plant utilization and efficiency.

OPERATING EXPENSES
------------------
Selling, general and administrative (SG&A) expenses for the three and nine month periods ended September 30, 2003 were $664,000 and $2,065,000, respectively. For the same periods in 2002, SG&A expenses were $714,000 and $2,099,000, respectively. Management is expecting a small increase in SG&A spending in the fourth quarter of 2003 due to additional staff additions and new business development activities.

Research and development expenses for the three and nine month periods ended September 30, 2003 were $382,000 and $1,359,000, respectively. For the same periods in 2002, these expenses were $313,000 and $1,113,000, respectively. The increase in 2003 is primarily due to product development expenses associated with a new product launch scheduled for the fourth quarter of 2003. For the remainder of 2003, the Company plans to continue to invest in new product development for potential new customers and expand its research capabilities in the areas of filtration and disinfection technology.

INCOME FROM OPERATIONS
----------------------
Primarily as a result of the increase in net sales, income from operations for the third quarter was $1,472,000 or 19% of net sales, compared to $920,000 or 15% in 2002. For the nine months ended September 30, 2003, income from operations was $3,274,000 or 16% of net sales, compared to $2,982,000 or 15% for the same period in 2002.

INTEREST EXPENSE
----------------
Interest expense was $64,000 and $208,000, respectively, for the three and nine-month periods ended September 30, 2003. During the same periods in 2002, interest expense was $93,000 and $270,000, respectively. The decrease in 2003 is primarily due to lower short-term borrowing rates during the first nine months of 2003 compared to the same period in 2002.

INCOME TAXES
------------
In 2003 the Company has recorded income tax expense using an estimated combined federal and state tax rate of 38%. For the three and nine month periods ended September 30, 2003, the Company recognized income tax expense of $537,000 and $1,166,000, respectively. The Company has deferred income tax assets, originating primarily from net operating loss carryforwards, available to offset the cash requirements of virtually this entire income tax obligation.

 During the first nine months of 2002, under generally accepted accounting principles, no income tax expense was recorded because the deferred income tax assets arising from the Company's net operating loss carryforwards were fully reserved at that time. The reserve against those deferred tax assets was reversed in the second and fourth quarters of 2002 because of the Company's continued profitability. In 2003, generally accepted accounting principles require that the Company record federal and state income tax expense. However, the Company's utilization of its deferred tax assets is expected to largely offset any cash requirement for such income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the first nine months of 2003, the Company generated $2,613,000 of cash from operations, compared to $1,450,000 in 2002. The principal reasons for the increase in cash provided by operations is the utilization of the deferred tax assets of $1,095,000, which offset the cash requirement for income tax expense, an increase in accounts payable, and an increase in depreciation expense due to increased investments in capital equipment. These factors more than offset the reduction in net income in 2003 and the increases in accounts receivable, inventories, and current and other assets.

Net cash used in investing activities was $2,738,000 for the first nine months of 2003, compared to $1,422,000 in 2002. The increase is primarily due to the Company's investment in capital equipment to support 2004 sales projections and cost reduction programs.

Net cash provided by financing activities for the first nine months of 2003 was $66,000, compared to net cash used in financing activities of $45,000 in 2002. During the first nine months of 2003, the Company made term note payments of $2,334,000, partially offset by proceeds from its credit line facility of $2,256,000. In addition to the existing outstanding term loans, the Company has a $3,000,000 commitment from a bank for new capital equipment purchases. The Company's revolving credit facility is adequate for the Company's working capital needs for 2003 and 2004.

A summary of the Company's contractual cash obligations at September 30, 2003 is set forth in the table below. The amounts shown do not include $2,256,000 that was outstanding as of September 30, 2003 under the Company's revolving credit facility, which currently becomes due on May 1, 2005.

                                                                       PAYMENTS DUE BY PERIOD
----------------------------------------------------------------------------------------------------------------------------
                                                         REMAINDER                                                 2007 AND
CONTRACTUAL OBLIGATIONS                    TOTAL          OF 2003        2004          2005             2006      THEREAFTER
----------------------------------------------------------------------------------------------------------------------------
Long Term Debt                          $6,167,000        $617,000     $2,467,000     $2,467,000      $616,000      $     --
----------------------------------------------------------------------------------------------------------------------------
Operating Leases                         1,164,000          65,000        262,000        267,000       274,000       296,000
----------------------------------------------------------------------------------------------------------------------------
Capital Lease                               23,000           4,000          8,000          8,000         3,000            --
----------------------------------------------------------------------------------------------------------------------------
Firm Commitments to Purchase Equipment     750,000         750,000             --             --            --            --
----------------------------------------------------------------------------------------------------------------------------
Total                                   $8,104,000      $1,436,000     $2,737,000     $2,742,000      $893,000      $296,000
----------------------------------------------------------------------------------------------------------------------------

The Company had net working capital (total current assets less total current liabilities) of $2,243,000 as of September 30, 2003, compared to $2,826,000 as of December 31, 2002. The decrease in working capital of $583,000 is primarily due to increases in notes payable to bank and accounts payable of $2,256,000 and $1,753,000, respectively. These increases were partially offset by an increase in accounts receivable of $2,669,000 and decrease in current maturities of long-term debt of $473,000. The increase in notes payable to bank was used to pay down bank term debt of $2,334,000. The increase in accounts payable is primarily due to increases in inventories and capital equipment purchases. In addition, the Company continues to negotiate longer payment terms with its suppliers. The increase in accounts receivable is primarily because of increased sales during third quarter 2003 as compared to sales in the last half of 2002. In addition, effective July 1, 2003, the Company extended the payment terms with its largest customer from an average of 75 to 90 days. The increase in inventory is necessary to support increased sales levels and the increased number of products the Company sells to its customer base. The increase in prepaid expenses is primarily due to deposits for the Company's insurance premiums and deposits for raw materials purchases.

Management believes that cash flow from operations along with the Company's term loans and revolving credit line availability will provide the necessary capital to finance the Company's growth plans and the contractual obligations summarized above.

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------
The Company's sales are primarily to two large manufacturers of home appliances and a distributor of the Company's replacement filters. The orders placed by these customers are based on their respective plans for various appliance models, the features and product life cycle of each model, and various other factors. The need for planning and lead times associated with some of these factors, the Company's intellectual property rights, and the growing installed base of appliances using the Company's filtration systems, may provide the Company some degree of protection against unexpected, abrupt major changes in the flow of orders to the Company from these customers. However, there are no contractual commitments from the Company's major customers as to the timing, amount or continuance of their orders and the Company has no "firm order backlog." The loss of any of the Company's major customers or a significant disruption in the order flow from any of them would have a serious adverse effect on the Company.

FOREIGN CURRENCY EFFECTS
------------------------
Because of the Company's lower sales to international markets, as compared to the domestic market, foreign currency exchange rate fluctuations did not have a significant impact on the demand for the Company's products in foreign markets. The Company anticipates this trend to continue during 2003 and into 2004.

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

(a)      The following exhibits are included herein:

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

(b)      Reports on Form 8-K.

On August 5, 2003, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission reporting under Items 7 and 12 information that related to the Company's second quarter earnings press release.


SIGNATURES
----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 31, 2003              WTC Industries, Inc.

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