Form 10QSB/A
period 2002-03-31
WTC INDUSTRIES INC
filed 2004-02-19
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

AMENDMENT NO. 1 ON FORM 10-QSB/A TO
FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

(_)	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

COMMISSION FILE NUMBER 0-19622

WTC INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	38-2308668

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1000 APOLLO ROAD, EAGAN, MINNESOTA	55121-2240

(Address of Principal Executive Offices)	(Zip Code)

(651) 554-3140

(Issuer’s Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.   Yes      X      No           .

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,508,148 shares of Common Stock as of April 8, 2002

        Transitional Small Business Disclosure Format (check one):  Yes           ;  No       X    .

The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 is hereby amended to add the following Change in Control Agreements as exhibits. These Agreements were disclosed in Footnote 13 to the Company’s audited financial statements for 2001, and their terms were described in the Company’s Information Statement for its annual meeting of shareholders on May 22, 2002. However, the Agreements themselves were inadvertently not included as exhibits to the Form 10-QSB for the quarter ended March 31, 2002, as originally filed.

PART II

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K (IN PART, AS AMENDED)

(a)	The following documents are filed as part of this report:

10.65	Change in Control Agreement with James Carbonari dated January 22, 2002, as amended February 3, 2004

10.66	Change in Control Agreement with Andrew Rensink dated January 18, 2002

10.67	Change in Control Agreement with Greg Jensen dated January 18, 2002

10.68	Change in Control Agreement with David Botts dated January 18, 2002

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTC INDUSTRIES, INC.
Date: February 17, 2004	By: /s/ James J. Carbonari
James J. Carbonari Chief Executive Officer