Form 10KSB
period 2003-12-31
WTC INDUSTRIES INC
filed 2004-03-26
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                                     ---

         State issuer's revenues for its most recent fiscal year: $28,303,868

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days: $13,868,201 as of March 8, 2004

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,798,999 shares of Common Stock as of March 8, 2004

                    DOCUMENTS INCORPORATED BY REFERENCE: None


          Transitional Small Business Disclosure Format (check one):

                                 Yes:     No: X
                                     ---     ---

                                      INDEX

PART I

Item 1.   Description of Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Principal Accountant Fees and Services

SIGNATURES
CERTIFICATIONS

PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT
--------------------

WTC Industries, Inc. ("WTC") manufactures and markets water filtration products for the point-of-use potable water market. The Company's primary customers are original equipment manufacturers (OEMs) of home appliances that are based in the United States. The manufacturers use the Company's filtration system to dispense drinking water from the appliances for consumer consumption.

WTC is a Delaware corporation that was incorporated in 1978. Until 1988, the Company was located in Michigan and focused on developing water filtration products that used iodinated resin. These products were marketed to the U.S. government and to other service and relief organizations for use in foreign countries. In November 1988 the Company moved to Minnesota and expanded its product development efforts to include commercial applications. In December 1994 the Company merged with Ecomaster Corporation and formed a wholly owned Minnesota subsidiary named PentaPure Incorporated (which together with WTC is referred to herein as the "Company").

The Company continued to focus on filtration products using iodinated resin until 1996, when it developed water filtration products for home appliances that did not use iodinated resin. In the last six years these home appliance systems have become the dominant part of the Company's business. The sale of products using iodinated resin has been discontinued in February 2004.

                                    PRODUCTS
                                    --------

The Company's products fall into two categories: systems and cartridges for use by original equipment manufacturers of home appliances; and point-of-use systems and cartridges for the home or office. The Company has discontinued sales of portable systems for travel, outdoor recreation, military and emergency relief applications.

HOME APPLIANCE SYSTEMS
----------------------

The Company developed its filtration systems and cartridges in response to demand from the home appliance market. Appliance manufacturers are rapidly adding water filtration systems to their refrigerator models as a result of increasing consumer demand. This consumer demand is driven by greater emphasis on health, fitness and wholesome diets, concerns regarding the safety and quality of public water supplies and preferences regarding the taste and odor of water. Consumers are increasingly using the filtered water from their refrigerators as the exclusive source of water for drinking and cooking.

The Company's filtration systems filter the drinking water using a proprietary filtration cartridge that is periodically changed by the consumer. The Company's patented "dry-change" system allows the consumer to easily and conveniently replace the filter cartridge.

POINT OF USE SYSTEMS
--------------------

The Company's point-of-use systems treat water at a single source without treating the water in the rest of the home or office. The increased demand for point-of-use systems is driven by multiple factors, including ease of installation and the availability of systems at a variety of price points for different potable water problems. The Company is positioning itself to enter the do-it-yourself and new home construction market using major brand-name consumer products companies to market and distribute its products, all of which utilize the "dry-change" system referred to above.

PORTABLE SYSTEMS
----------------

In prior years the Company sold portable filtration and purification systems designed for the travel, outdoor recreation, military and emergency relief markets. In 2003 the Company discontinued substantially all sales of these products.

                             DISTRIBUTION AND SALES
                             ----------------------

MARKETS
-------

During the past eight years, the Company has implemented a marketing strategy that focuses primarily on sales to major U.S. appliance manufacturers. These appliance manufacturers have recognized the growing demand for point-of-use systems and are seeking to increase their stake in the residential water treatment market. The Company's business strategy is to apply its strengths in the areas of technology, innovation, quality and low cost manufacturing to support these OEM manufacturers' efforts to increase their market share in the residential water filtration market using the Company's products.

There are only a few U.S. manufacturers of major home appliances, and these manufacturers each tend to have a significant market share. Thus the Company views the concentration of its customers in this market as inevitable. The Company's three largest customers accounted for 54%, 31% and 10% of total net sales in 2003, compared to 55%, 25% and 8% in 2002. As the installed base of the Company's filter systems grows, the likelihood increases that the appliance manufacturers will continue to use the Company as a preferred supplier. The loss of any of the Company's major customers or a significant disruption in the order flow from any one of them could have a serious adverse effect on the Company. The Company is exploring opportunities for its point-of-use products in international markets. See "Competition" and "Intellectual Property" below.

                                   COMPETITION
                                   -----------

The markets in which the Company competes are highly competitive, with many companies that compete with one or more of the Company's products.

In the residential water treatment market, the main competitive factors are technology, product quality, intellectual property rights and price. The Company's principal or potential competitors in this market are Cuno, Pentair, EcoWater, KX Industries and other companies, both domestic and foreign, for which the Company does not have specific information.

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

                           MANUFACTURING AND SUPPLIERS
                           ---------------------------

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

                              INTELLECTUAL PROPERTY
                              ---------------------

The Company holds several U.S. patents on the "dry change" filter cartridge design and the manifold that is permanently mounted inside the refrigerator and attaches to the filter cartridge. In addition, the Company has received several new patents for point-of-use systems. These intellectual properties allow the Company to offer high value proprietary products that result in sales of both original filtration systems and replacement filter cartridges to appliance manufacturers. With each new product introduction, the Company continues to incorporate multiple technology advancements.

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

During 2002 the Company entered into agreements under which it acquired a license for filtration media technology to be used in the Company's products. This technology is the subject of two U.S. patent applications. There is no assurance that patents will be issued on these applications or that the patents will afford the Company a meaningful competitive advantage.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

The Company is increasing its capacity to carry out research and new product development. Continual innovation has been the key to supporting the Company's customer base of appliance manufacturers. The Company's ongoing research and development activities are focused on reducing costs, developing new and innovative products, and enhancing the performance of the filtration media used in the Company's products. Management continues to emphasize innovation and technological advancement as key elements of the Company's overall strategy in the residential point-of-use market. During 2003 and 2002, the Company spent $1,779,000 and $1,224,000, respectively, on research and development.

                              GOVERNMENT REGULATION
                              ---------------------

The Company utilizes the testing services of the National Sanitation Foundation
(NSF) to test and certify the Company's products. NSF is an independent, not-for-profit organization that develops standards for materials, design, construction, and performance of drinking water treatment devices used in public or private water supplies. The testing and certification process confirms that the Company's products meet NSF standards. In addition, the Company obtains state registrations for its products where required.

                                    EMPLOYEES
                                    ---------

As of March 8, 2004, the Company had 215 full-time employees, compared to 79 the year before. The Company also utilizes temporary staffing as needed for production flexibility. None of the Company's employees are covered by collective bargaining agreements. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

                               ITEM 2. PROPERTIES

In February 2001 the Company moved its principal place of business to Eagan, Minnesota, and leased approximately 8,000 square feet of office space and 27,000 square feet of production and warehouse space. In November 2002 the lease was amended to add 8,000 square feet of adjacent office space and 17,000 square feet of adjacent production and warehouse space. The amended lease is for a term of five years ending January 31, 2008. The Company's Chairman personally guaranteed the original lease for a period of three years, for which he was granted a warrant to purchase 75,000 shares of common stock at $2.50 per share. The warrants were immediately vested and expire after five years. The market value ascribed to the warrant at the time of issuance was $123,000. No further commitment from the Chairman was required for the amended lease.

In January 2004, the Company leased, on a month-to-month lease, additional warehouse space located near the existing facility. Management believes that the properties currently leased by the Company are sufficient for 2004 and 2005.

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


PRICE RANGE OF COMMON STOCK
---------------------------

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


--------------------------------------------------------------------------------
                        PERIOD                        LOW             HIGH
--------------------------------------------------------------------------------
2002         January 1 - March 31                  $ 4.00          $  8.71
--------------------------------------------------------------------------------
             April 1 - June 30                     $ 8.71          $ 17.75
--------------------------------------------------------------------------------
             July 1 - September 30                 $ 7.00          $ 14.50
--------------------------------------------------------------------------------
             October 1 - December 31               $ 4.00          $ 10.10
--------------------------------------------------------------------------------
2003         January 1 - March 31                  $ 6.00          $ 13.00
--------------------------------------------------------------------------------
             April 1 - June 30                     $ 9.00          $ 11.65
--------------------------------------------------------------------------------
             July 1 - September 30                 $ 7.00          $ 11.75
--------------------------------------------------------------------------------
             October 1 -  December 31              $ 9.30          $ 22.75
--------------------------------------------------------------------------------
2004         January 1 - March 4                   $17.20          $ 29.50
--------------------------------------------------------------------------------

Approximately 700 stockholders held the Company's Common Stock as of March 4, 2004.

CASH DIVIDENDS
--------------

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The following table sets forth information regarding the Company's equity compensation plans in effect as of December 31, 2003. Each of the plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

                                         Number of Shares of                                  Number of Shares of
                                          Common Stock to be        Weighted-Average        Common Stock Remaining
                                       Issued Upon Exercise of      Exercise Price of        Available for Future
                                         Outstanding Options,     Outstanding Options,      Issuance Under Equity
                                         Warrants and Rights       Warrants and Rights        Compensation Plans
                                         -------------------       -------------------        ------------------
PLAN CATEGORY (1)
EQUITY COMPENSATION PLANS APPROVED
BY STOCKHOLDERS:
        1996 Stock Plan                        464,691                    $3.45                     185,309
        1994 Non-Qualified
         Stock Option Plan                      23,000                    10.00                     127,000
EQUITY COMPENSATION PLANS NOT
APPROVED BY SHAREHOLDERS:
         None                                     -                         -                          -
                                       -----------------------------------------------------------------------------
TOTALS                                         487,691                    $3.76                     312,309
                                       =============================================================================

(1) Does not include options issued personally by Mr. Klas, Sr., the majority shareholder, to the following directors: Ms. Young, 20,600 shares; Mr. Clymer, 20,600 shares; and Mr. Klas, Jr., 75,000 shares.


           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

The Company's business is selling water filtration systems to major U.S. appliance manufacturers. These customers have recognized the growing demand for point-of-use water filtration systems and are seeking to increase their stake in the residential water treatment market. The Company's strategy is to apply its strengths in the areas of technology, innovation, quality and low cost manufacturing to support these OEM manufacturers' efforts to increase their market share in the residential water filtration market by using the Company's products. During 2003, the Company's sales of original and replacement filters to the appliance market grew by 23% and more than offset the phase-out of iodinated resin products.

Since there are only a few U.S. manufacturers in the appliance market, customer concentration is inevitable. The Company's sales are primarily to two large manufacturers of home appliances and a distributor of the Company's replacement filters. Management continues to emphasize innovation and technological advances as key elements of its growth strategy with existing customers. As a result of its success in the appliance market, the Company plans to enter the "do-it-yourself" and new home construction markets with new products similar in features to those sold to the appliance market.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002
---------------------------------------------------------------------

NET SALES

The Company had record net sales of $28,304,000 in 2003, an increase of 14% from net sales of $24,882,000 in 2002. The increase of 14% in total net sales was due to a 23% growth in sales of original equipment and replacement filters to the appliance market, partially offset by a planned decrease in sales of iodinated resin products. Sales of OEM filtration systems increased due to the Company's introduction of new filtration products and its customers incorporating the Company's systems into more refrigerator models. The Company also began shipping new filtration systems to a new major customer. Net sales from replacement filters continued to increase as a result of a larger installed base of home refrigerator filtration systems that will accept the Company's proprietary replacement filters.

In 2003, the Company implemented a replacement filter fulfillment operation whereby the Company receives replacement filter orders directly from one of its major customers and then ships the replacement filters directly to the end consumer. The Company is in the early stages of further advancing this program of marketing and selling replacement filters directly to consumers on behalf of its customers. Management believes that this could increase the rate at which filters are replaced and thus increase replacement filter sales in future years.

In the fourth quarter of 2003, the Company provided a customer a new line of point-of-use products for the "do-it yourself" and new home construction markets. The Company anticipates that this will be a significant growth driver in 2004 because it will further leverage its "dry change" system design and proprietary replacement filter strategy to large, brand name consumer product companies.

The Company's three largest customers accounted for 54%, 31% and 10% of the Company's total net sales in 2003, compared to 55%, 22% and 8% in 2002. The Company believes that sales to its three largest customers will continue to increase in 2004 primarily due to (i) increased consumer demand for appliances with water filtration systems, (ii) growth in the number of appliance models utilizing the Company's filtration systems, (iii) the existence of a larger installed base of home appliance units that are designed to accept replacement filters supplied by the Company, and (iv) the Company's strategy to expand the range of components it supplies in a refrigerator's ice and water systems.

Domestic sales were $28,055,000, or 99% of total net sales in 2003, compared to $22,979,000 or 92% in 2002. The Company anticipates continued revenue growth in this market for the reasons indicated in the previous paragraph. In addition, the Company is exploring new sales opportunities with new customers in both the appliance and point-of-use markets.

International sales were $249,000 or 1% of total net sales in 2003, compared to $1,903,000 or 8% in 2002. The Company is in the final stages of discontinuing its sales of iodinated resin products. The Company is using elements of its domestic strategy to actively pursue new sales initiatives in international markets.

GROSS PROFIT

The Company's gross profit was $9,438,000 in 2003 compared to a gross profit of $8,183,000 in 2002. Gross profit as a percentage of net sales increased by about one-half of one percent in 2003. The increase is primarily due to cost reduction programs for both material and labor costs, and an increase in replacement filter sales, which have higher gross profit margins than OEM sales. Because the Company's major customers negotiate prices on an annual basis, the Company continues to develop innovative products that meet the customers' price expectations while at the same time maintaining or improving the Company's gross profit. The Company anticipates it will continue to increase gross profit margins in 2004 as a result of initiatives taken in 2003, including investing in state of the art manufacturing equipment to further reduce labor costs, obtaining raw materials from alternative sources, vertically integrating key material components, increasing replacement filter sales, and increasing plant utilization and efficiency. In 2003, the Company implemented a Six Sigma quality initiative to further advance its cost reduction efforts and quality systems. Management is planning to expand this program in 2004.

OPERATING EXPENSES

Selling, general and administrative expenses (SG&A) for 2003 were $2,975,000, compared to $2,594,000 in 2002. The increase in SG&A spending was due to a $271,000 increase in staff expenses to support the Company's growth plans, an $101,000 increase in occupancy and insurance expenses, and $44,000 in higher fees for professional and outside services related to new business and organizational development activities, partially offset by lower certain other expenses. Management is expecting an increase in SG&A spending in 2004 due to staff additions in sales and customer service and professional fees for expansion of its intellectual property portfolio.

Research, development and engineering expenses were $1,779,000, or 6% of net sales, in 2003, compared to $1,224,000, or 5% of net sales, in 2002. The increase in 2003 is primarily due to development of new products that were launched in 2003 for both existing and new customers. The Company incurred expenses in both research and process development to further advance its filtration media performance. Management continues to emphasize innovation and technological advancement as key elements of the Company's overall strategy in the appliance and residential point-of-use markets. In 2004, the Company plans to increase its research and new product development capability.

INCOME FROM OPERATIONS

Income from operations was $4,685,000 or 17% of net sales in 2003, compared to $4,364,000 or 18% of net sales in 2002. The percentage decrease was due to the higher research and development costs, partially offset by an increase in gross profit margin.

INTEREST EXPENSE

Interest expense decreased to $257,000 in 2003 from $362,000 in 2002, primarily due to lower short-term borrowing rates during 2003 compared to 2002.

INCOME TAXES

Income tax expense was $1,616,000 in 2003 compared to an income tax benefit of $3,013,000 in 2002. In 2003, generally accepted accounting principles required that the Company record federal and state income tax expense. The Company's effective tax rate in 2003 was 36%. However, the Company's utilization of its deferred tax assets in 2003 largely offset any cash requirement for this income tax expense.

In 2002, the Company did not incur any income tax expense because its tax obligation was offset by the utilization of net operating loss carryforwards. Prior to 2003, the Company had deferred tax assets arising primarily from net operating loss carryforwards of $4,548,000, which were fully reserved because of the uncertainty that they would be realized. As a result of the Company's sustained profitability in 2002 and its profitability expectations going forward, the uncertainty relative to realization of the deferred tax assets no longer existed and the valuation allowance was removed. As a result, the Company's 2002 profits included an income tax benefit of $3,013,000 resulting from the removal of the valuation allowance, net of the 2002 income tax expense applied against a portion of the net operating loss carryforwards.

The Company anticipates that it will utilize a significant portion of the remaining balance of the deferred tax assets in 2004. As a result, the Company is anticipating an increase in cash requirements for income tax expense in 2004.

NET INCOME

Net income in 2003 was $2,815,000 or $1.63 per basic share, compared to $7,015,000 or $4.49 per basic share in 2002. The reason for the reduced net income in 2003, compared to 2002, is that net income for 2002 included an income tax benefit of $3,013,000 - the result of reversing the reserve against the Company's fully reserved deferred tax asset. The impact of this benefit was to increase the 2002 basic earnings per share by $1.92 per share. If the Company had not received the 2002 income tax benefit and had experienced the same tax rates in 2002 as in 2003, basic earnings in 2002 would have been $1.62 per share.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, the Company generated $4,449,000 in net cash from operations, compared to $2,882,000 in 2002. The principal reasons for the improvement in 2003 were the increase in depreciation due to continued investment in equipment and the continued use of net operating loss carryforwards to reduce cash requirements for income taxes. Increases in accounts receivable and inventory for both 2003 and 2002 are the result of increased sales and the launch of a new line of point-of-use products in the fourth quarter of 2003. Accounts payable increased in 2003 to support the increases in inventory and the purchases of new equipment. Depreciation increased in 2003 as a result of new equipment purchases to further automate production lines and new production tools for products launched in 2003. Amortization increased due to the Company's investment in its intellectual property.

Net cash used in investing activities was $4,212,000 and $3,894,000 in 2003 and 2002, respectively. The increase in 2003 was due to continued equipment purchases to further reduce labor costs and to meet the Company's 2004 sales projections.

Net cash used in financing activities was $280,000 in 2003 compared to net cash provided by financing activities of $1,070,000 in 2002. In 2003, additional borrowings and debt payments were essentially offsetting. The Company is meeting the principal and interest payment requirements of its indebtedness by means of improved cash generated from operations and from utilization of its net operating loss carryforwards. Management believes its banking relationship is excellent and the Company has access to additional loan capacity to support the Company's growth projections going forward.

In 2003, the Company amended the credit agreement with its bank to extend the maturity of the Company's term debt to March 1, 2006 and extend its revolving line to May 1, 2005. In February 2004 the revolving line was paid down by borrowing an additional $3,000,000 as term debt, which resulted in the revolving line having a balance of $1,539,000 and unused availability of $3,461,000. The interest rate paid by the Company under its credit agreement depends on the ratio of the Company's debt to cash flow, and ranges from 1.50% to 2.25% over LIBOR. The debt is secured by substantially all the Company's assets and requires compliance with certain financial covenants.

A summary of the Company's contractual cash obligations at December 31, 2003, giving effect to the new credit facility discussed above and to lease obligations, is as follows:

                         -------------------------------------------------------------------------------------------
                                                            PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------------------------
                                                                                                        2008 AND
CONTRACTUAL OBLIGATIONS         TOTAL           2004          2005           2006           2007        THEREAFTER
--------------------------------------------------------------------------------------------------------------------
Long Term Debt,               $8,080,000      $2,966,000   $3,217,000      $1,367,000     $530,000       $   ---
excluding interest
--------------------------------------------------------------------------------------------------------------------
Operating Leases               1,120,000         267,000      272,000         279,000      278,000        24,000
--------------------------------------------------------------------------------------------------------------------
Capital Lease                     19,000           9,000        8,000           2,000          ---           ---
--------------------------------------------------------------------------------------------------------------------
Firm Commitments to
Purchase Equipment             1,310,000       1,310,000          ---             ---          ---           ---
--------------------------------------------------------------------------------------------------------------------
Total                        $10,529,000      $4,552,000   $3,497,000      $1,648,000     $808,000       $24,000
--------------------------------------------------------------------------------------------------------------------

The Company had net working capital (total current assets less total current liabilities) of $3,238,000 as of December 31, 2003, compared to $2,826,000 as of December 31, 2002. The increase is due primarily to the increase in cash generated from operations. The increase in working capital of $412,000 is primarily due to the utilization of the Company's deferred tax assets and an increase in accounts payable of $1,515,000 and $1,837,000, respectively, partially offset by increases in accounts receivable and inventory of $2,321,000 and $591,000, respectively. The increase in accounts receivable is primarily because of increased sales during the fourth quarter of 2003 as a result of a new product launch and higher demand for existing products. In addition, effective July 1, 2003, the Company extended the payment terms with its largest customer. The increase in inventory was necessary to support a new product launch in the fourth quarter and to support increased demand for its existing products. The increase in accounts payable is primarily due to increases in inventories and capital equipment purchases. The Company continues to negotiate longer payment terms with its suppliers. Management believes that cash flow from operations and from utilization of the Company's net operating loss carryforwards, together with the availability under the revolving credit line, will continue to be adequate to meet the Company's capital requirements and the commitments summarized above.

FACTORS AFFECTING RESULTS OF OPERATIONS

The Company's sales are primarily to two large manufacturers of home appliances and a distributor of the Company's replacement filters. The orders placed by these customers are based on their respective plans for various appliance models, the features and product life cycle of each model, and various other factors. The Company has no "firm order backlog." The need for planning and lead times associated with some of these factors, the Company's intellectual property rights, and the growing installed base of appliances using the Company's filtration systems, may provide the Company some degree of protection against unexpected, abrupt major changes in the flow of orders to the Company from these manufacturers. However, the loss of any of the major customers or a significant disruption in the order flow from them could have a serious adverse effect on the Company.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's significant accounting estimates and policies are summarized in the footnotes to the consolidated financial statements. Some of the most important policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical estimates and policies, including those that require significant judgment, are summarized below.

      REVENUE RECOGNITION: The Company recognizes revenue upon shipment of products, F.O.B. the shipping point. There are no arrangements with customers under which they can return product except for warranty claims.

      WARRANTY: The Company provides a limited warranty for the replacement of defective products. The Company's standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels. The Company monitors its customer's service call reports and parts per million defect calculations to estimate its warranty reserve.

      IMPAIRMENT: As a matter of policy, management reviews the Company's major assets for impairment and realization. Material operating assets include accounts receivable, inventory, property and equipment and intellectual property.

      RESERVES: The reserve for doubtful accounts of approximately $8,000 should be adequate for any exposure to loss on the December 31, 2003 accounts receivable because of the quality of the Company's receivables with its existing customers. The Company has not incurred any bad debt expense in recent years. The Company has also established a reserve for slow moving inventories. This reserve has increased as a result of the Company's plan to discontinue the sales of iodinated resin products. The inventory reserve was $83,000 in 2003 and $12,000 in 2002. Management believes the inventory reserve is sufficient to cover the balance remaining related to the iodinated resin products and for any slow moving inventory related to its appliance business.

      DEPRECIATION AND AMORTIZATION: The Company depreciates property and equipment over their estimated useful lives and management has not identified any equipment that is impaired. Management anticipates that the intellectual property purchased in 2002 will contribute to sales, earnings and cash flows over its expected life of 15 years. As a result, Management is of the opinion that the intellectual property is not impaired.

      INCOME TAXES: See the discussion above under the heading "Income Tax" regarding the removal in 2002 of the previously recorded reserve for deferred income tax assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement requires an issuer to classify certain freestanding financial instruments as liabilities and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company at the beginning of the first interim period beginning after June 15, 2003, with certain exceptions.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003 by
46R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This Interpretation establishes standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004.

The adoption of these pronouncements is not expected to materially affect the Company's financial statements.

FOREIGN CURRENCY EFFECTS

Because international sales accounted for less than 1% of total 2003 sales, foreign currency exchange rate fluctuations did not have a material impact on the Company's financial results. The Company anticipates this will also be true in 2004.

EFFECTS OF INFLATION

During 2003 and 2002 inflation did not have a material impact on the Company's business.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Statements made in this Annual Report on Form 10-KSB, in the Company's other SEC filings, in press releases and in oral statements to stockholders and securities analysts, which are not statements of historical or current facts are "forward looking statements." Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words "believes," "expects," "anticipates," "seeks" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statement, including, but not limited to, loss of a significant customer, unanticipated manufacturing difficulties or quality control problems, disruption in sources of supply, the effect of economic conditions, the impact of competitive products, pricing pressure from customers, and technological difficulties.

                          ITEM 7. FINANCIAL STATEMENTS


WTC INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Financial Report
December 31, 2003

[McGladrey & Pullen, LLP LOGO]
Certified Public Accountants




INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
WTC Industries, Inc. and Subsidiary
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of WTC Industries, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTC Industries, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ McGladrey & Pullen, LLP


Minneapolis, Minnesota
January 16, 2004 (except for
   Note 5 as to which the date
   is February 18, 2004)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS (NOTE 5)                                                                      2003           2002
-------------------------------------------------------------------------------------------------------------
Current Assets
    Cash                                                                         $     97,335    $    139,969
    Accounts receivable, net of allowance for doubtful accounts of
      approximately $8,000 (Note 9)                                                 6,518,972       4,198,018
    Inventories, net of reserves of approximately $83,000 and $12,000,
      respectively (Note 2)                                                         1,871,174       1,279,718
    Prepaid expenses                                                                  105,200          72,206
    Deferred tax assets (Note 8)                                                    1,599,000       2,000,000
                                                                                 ------------    ------------
            TOTAL CURRENT ASSETS                                                   10,191,681       7,689,911

Property and Equipment, at cost, net (Note 3)                                       5,619,670       2,710,671
Intellectual Property, net (Note 4)                                                 2,153,286       2,215,110
Deferred Tax Assets (Note 8)                                                               --       1,023,000
Deposits and Other                                                                    441,559          19,559
                                                                                 ------------    ------------
                                                                                 $ 18,406,196    $ 13,658,251
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt (Note 5)                                $  2,975,330    $  2,950,593
    Accounts payable                                                                2,866,097       1,029,495
    Customer deposits                                                                 276,038              --
    Accrued expenses:
        Interest                                                                       19,082          29,299
        Warranty                                                                      264,773         300,000
        Compensation                                                                  480,428         483,904
        Other                                                                          71,701          70,346
                                                                                 ------------    ------------
            TOTAL CURRENT LIABILITIES                                               6,953,449       4,863,637
                                                                                 ------------    ------------

Long-Term Debt, net of current maturities (Note 5)                                  5,123,889       5,550,811
                                                                                 ------------    ------------

Deferred Tax Liabilities (Note 8)                                                      91,000              --
                                                                                 ------------    ------------

Commitments and Contingencies (Notes 10, 11 and 12)

Stockholders' Equity (Notes 6, 7 and 10)
    Preferred stock                                                                        --              --
    Common stock, $0.10 par value; 15,000,000 shares authorized; 1,786,624 and
      1,640,098 shares issued and outstanding in 2003 and 2002, respectively          178,663         164,010
    Additional paid-in capital                                                     13,119,705      12,955,146
    Accumulated deficit                                                            (7,060,510)     (9,875,353)
                                                                                 ------------    ------------
                                                                                    6,237,858       3,243,803
                                                                                 ------------    ------------
                                                                                 $ 18,406,196    $ 13,658,251
                                                                                 ============    ============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                    2003                         2002
                                         -------------------------     --------------------------
                                              AMOUNT                       Amount
-------------------------------------------------------------------------------------------------
Net sales (Note 9)                         $ 28,303,868    100.0%       $ 24,881,781     100.0%
Cost of goods sold                           18,865,780     66.7%         16,699,278      67.1%
                                         --------------------------------------------------------
            GROSS PROFIT                      9,438,088     33.3%          8,182,503      32.9%
                                         --------------------------------------------------------

Operating expenses:
    Selling, general and administrative       2,974,725     10.5%          2,594,187      10.4%
    Research and development                  1,778,824      6.3%          1,223,975       4.9%
                                         --------------------------------------------------------
                                              4,753,549     16.8%          3,818,162      15.3%
                                         --------------------------------------------------------

            INCOME FROM OPERATIONS            4,684,539     16.5%          4,364,341      17.6%
                                         --------------------------------------------------------

Other income and expense:
    Interest expense (Note 5)                   256,796      0.9%            362,104       1.5%
    Other income                                 (3,100)     0.0%                 --        -%
                                         --------------------------------------------------------
                                                253,696      0.9%            362,104       1.5%
                                         --------------------------------------------------------

            INCOME BEFORE INCOME TAXES        4,430,843     15.6%          4,002,237      16.1%

Income tax expense (benefit) (Note 8)         1,616,000      5.7%         (3,013,000)    (12.1)%
                                         --------------------------------------------------------
            NET INCOME                     $  2,814,843      9.9%       $  7,015,237      28.2%
                                         ========================================================
Net income per share:
    Basic                                  $       1.63                 $       4.49
    Diluted                                        1.25                         3.19

Weighted-average number of common shares
  outstanding:
    Basic                                     1,724,234                    1,563,876
    Diluted                                   2,248,198                    2,195,743

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           Common Stock           Additional                         Total
                                                     ------------------------       Paid-In       Accumulated     Stockholders'
                                                       Shares        Amount         Capital        Deficit      Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          1,496,898   $    149,690   $ 12,738,159   $(16,890,590)   $ (4,002,741)
    Shares issued upon exercise of options               20,050          2,005         95,148             --          97,153
    Shares issued upon exercise of warrants             123,150         12,315        110,835             --         123,150
    Issuance of options for payment of consulting
       services                                              --             --         11,004             --          11,004
    Net income                                               --             --             --      7,015,237       7,015,237
                                                    --------------------------------------------------------------------------
Balance at December 31, 2002                          1,640,098        164,010     12,955,146     (9,875,353)      3,243,803
    Shares issued upon exercise of options                4,000            400          3,850             --           4,250
    Shares issued upon exercise of warrants             140,526         14,053        126,473             --         140,526
    Issuance of options for payment of commissions        2,000            200         34,236             --          34,436
    Net income                                               --             --             --      2,814,843       2,814,843
                                                    --------------------------------------------------------------------------
Balance at December 31, 2003                          1,786,624   $    178,663   $ 13,119,705   $ (7,060,510)   $  6,237,858
                                                    ==========================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                            2003            2002
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income                                                                          $  2,814,843    $  7,015,237
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                       1,239,895         680,532
        Amortization (Notes 4 and 10)                                                        191,246          65,746
        Gain on sale of property and equipment                                                (2,899)             --
        Deferred income taxes (Note 8)                                                     1,515,000      (3,023,000)
        Noncash commissions and consulting services                                           34,436          11,004
        Accretion of long-term debt discount                                                      --          13,242
        Changes in operating assets and liabilities:
            Accounts receivable                                                           (2,320,954)     (1,095,853)
            Inventories                                                                     (591,456)       (119,645)
            Prepaid expenses                                                                 (73,849)         27,389
            Deposits                                                                        (422,000)         41,613
            Accounts payable                                                               1,836,602        (242,913)
            Accrued expenses and customer deposits                                           228,473        (491,222)
                                                                                    ------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,449,337       2,882,130
                                                                                    ------------------------------------

Cash Flows From Investing Activities
    Purchases of property and equipment                                                   (4,127,421)     (1,703,820)
    Purchases of intellectual property (Note 4)                                              (88,567)     (2,190,000)
    Proceeds from sale of equipment                                                            4,300              --
                                                                                    ------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                                     (4,211,688)     (3,893,820)
                                                                                    ------------------------------------

Cash Flows From Financing Activities
    Proceeds from long-term debt                                                           9,930,320      10,500,000
    Proceeds from sale of common stock from exercise of options and warrants                 144,776         220,303
    Payments on long-term debt                                                           (10,355,379)     (9,650,497)
                                                                                    ------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (280,283)      1,069,806
                                                                                    ------------------------------------

                NET INCREASE (DECREASE) IN CASH                                              (42,634)         58,116

Cash
    Beginning of year                                                                        139,969          81,853
                                                                                    ------------------------------------
    End of year                                                                         $     97,335    $    139,969
                                                                                    ====================================

Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for interest                                              $    266,226    $    653,159
    Cash paid during the year for income tax                                                  96,000              --
                                                                                    ====================================

Supplemental Disclosures of Noncash Investing and Financing Activities
    Surrender of investment for the purchase of intellectual property                   $         --    $     50,000
    Property and equipment financed through capital leases                                    22,874              --
                                                                                    ====================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: WTC Industries, Inc. and Subsidiary (the Company) designs, manufactures and markets water filtration and purification products for the point-of-use potable water market. The Company's primary customers are original equipment manufacturers of home appliances based in the United States who use the Company's filtration system for drinking water that is dispensed by the appliance to the consumer. All of the Company's revenue is attributed to one operating segment.

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

ACCOUNTS RECEIVABLE: Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

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

IMPAIRMENT OF LONG-LIVED ASSETS: The Company evaluates the carrying value of its long-lived assets, including intellectual property, on an ongoing basis, based on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers nonfinancial data, such as continuity of personnel, changes in the operating environment, competitive information, market trends and business relationships. In the event expected future cash flows were less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the Company's revolving line of credit and other long-term debt are estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. At December 31, 2003 and 2002, the carrying value of the revolving line of credit and other long-term debt approximates fair value.

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

BASIC AND DILUTED NET INCOME PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts, except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive.

The number of additional shares is calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The Company has granted options and warrants to purchase shares of common stock at various amounts per share (see Note 7). The dilutive effect of options and warrants for the years ended December 31, 2003 and 2002, was to increase the weighted-average common shares outstanding by 523,964 and 631,867 shares, respectively.

STOCK-BASED COMPENSATION: The Company grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost is recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the years ended December 31, 2003 and 2002.

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

                                                      Years Ended December 31
                                                  -----------------------------
                                                       2003           2002
-------------------------------------------------------------------------------
Net income, as reported                             $ 2,814,843    $ 7,015,237
Deduct total stock-based employee compensation
   expense determined under the fair value-based
   method for all awards, net of the related tax
   effects                                             (481,617)      (188,172)
                                                  -----------------------------
Net income, pro forma                               $ 2,333,226    $ 6,827,065
                                                  =============================

Basic net income per common share, as reported      $      1.63    $      4.49
Basic net income per common share, pro forma               1.35           4.37
Diluted net income per common share, as reported           1.25           3.19
Diluted net income per common share, pro forma             1.04           3.11

The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future years because options vest over several years and additional awards generally are made each year.

PRODUCT WARRANTY: The Company provides a limited warranty for the replacement of defective products. The Company's standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels. Warranty experience remains low as a result of improved manufacturing and quality control procedures.

Changes in the Company's warranty liability are as follows:

                                                    Years Ended December 31
                                               -------------------------------
                                                    2003               2002
------------------------------------------------------------------------------
Balance, beginning                               $ 300,000          $ 244,464
    Accruals for products sold                          --             79,368
    Payments made                                  (35,227)           (23,832)
                                               -------------------------------
Balance, ending                                  $ 264,773          $ 300,000
                                               ===============================

FISCAL YEAR-END: Effective in January 2004, the Company intends to change from a calendar year-end to a 52-53 week year-end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. INVENTORIES

Inventories, net of reserves, consisted of the following at December 31:

                                                 2003               2002
----------------------------------------------------------------------------
Raw materials                                $ 1,315,907          $ 779,223
Finished goods                                   555,267            500,495
                                           ---------------------------------
                                             $ 1,871,174        $ 1,279,718
                                           =================================

Management determines the reserve for slow-moving inventories based on historical and projected future sales and age of the inventory. In 2003, the Company identified certain additional slow-moving inventory, which increased the reserve from $12,000 in 2002 to $83,000 in 2003.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                                   2003               2002
-----------------------------------------------------------------------------
Office equipment                                $ 716,560          $ 440,692
Machinery, equipment and tooling                6,033,275          3,641,855
Leasehold improvements                            558,737             81,986
Equipment in progress                           1,278,010            315,674
                                            ---------------------------------
                                                8,586,582          4,480,207

Less accumulated depreciation                   2,966,912          1,769,536
                                            ---------------------------------
                                              $ 5,619,670        $ 2,710,671
                                            =================================

The Company estimates future costs to be incurred on equipment in progress at December 31, 2003, will be approximately $1,310,000.

NOTE 4. INTELLECTUAL PROPERTY

Prior to 2002, the Company had a 6.9 percent investment in the common stock of a supplier. This investment was recorded at its cost of $50,000. In 2002, the common stock held by the Company was returned to the supplier and applied as partial payment toward a licensing and technology agreement with the supplier. The total cost of acquiring the rights to this technology and certain consulting services was approximately $2,250,000 and was allocated as follows:

Technology rights ($2,190,000 cash consideration and
   $50,000 of supplier stock)                                     $ 2,240,000
Consulting services                                                    10,000
                                                                 --------------
                                                                  $ 2,250,000
                                                                 ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4. INTELLECTUAL PROPERTY (CONTINUED)

The technology rights and patents owned by the Company are amortized over the shorter of their estimated useful lives or their contractual life using the straight-line method. Amortization of patents begins upon the granting of the related patent. The Company reviews these assets for any indications of impairment.


                                            2003                                           2002
                      ---------------------------------------------  ---------------------------------------------
                                         Accumulated     Net Book                       Accumulated     Net Book
                             Cost       Amortization       Value            Cost       Amortization       Value
------------------------------------------------------------------------------------------------------------------
Technology rights        $ 2,240,000      $ 174,230    $ 2,065,770      $ 2,240,000       $ 24,890    $ 2,215,110
Patents                       88,567          1,051         87,516               --             --             --
                      --------------------------------------------------------------------------------------------
                          $2,328,567      $ 175,281    $ 2,153,286      $ 2,240,000       $ 24,890    $ 2,215,110
                      ============================================================================================

For the year ended December 31, 2003, the aggregate amortization expense was approximately $150,000. Estimated amortization expense for each of the next five years is approximately $160,000.

NOTE 5. LONG-TERM DEBT

REVOLVING LINE OF CREDIT AND TERM LOAN: At December 31, 2003, the Company has a bank credit facility that provides a $5,000,000 revolving credit line and an original term loan of $7,400,000. The revolving credit line will mature in May 2005. The interest rate for the revolving credit line and the term loan is based on an interest-bearing debt to cash flow leverage ratio, which can result in interest rates ranging from LIBOR plus 1.50 percent to LIBOR plus 2.25 percent. The credit agreement is secured by substantially all assets of the Company and contains certain financial covenants.

On February 18, 2004, the Company converted the amounts outstanding under the revolving line of credit to term debt. As a result, the $2,530,109 in the table below has been reflected as term debt.

                                                                                            December 31
                                                                             --------------------------------
                                                                                  2003               2002
-------------------------------------------------------------------------------------------------------------
Term loan payable to bank in monthly principal installments of $205,556
  plus interest, with balance due March 1, 2006                               $ 5,549,996        $ 8,489,000
Term loan payable to bank in monthly principal installments of $62,500
  plus interest until paid                                                      2,530,109                 --
Other                                                                              19,114             12,404
                                                                             --------------------------------
                                                                                8,099,219          8,501,404

Less current maturities                                                         2,975,330          2,950,593
                                                                             --------------------------------
                                                                              $ 5,123,889        $ 5,550,811
                                                                             ================================

Approximate maturities of long-term debt at December 31, 2003, are as follows:

Years ending December 31:
2004                                                             $ 2,975,000
2005                                                               3,225,000
2006                                                               1,369,000
2007                                                                 530,000
                                                               --------------
                                                                 $ 8,099,000
                                                               ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6. PREFERRED STOCK

At December 31, 2003 and 2002, there were 2,000,000 shares of the Company's 9 percent convertible, cumulative, nonvoting, $1 par value preferred stock authorized, with no shares outstanding.

NOTE 7.  STOCK OPTIONS AND WARRANTS

As discussed in Note 1 to the consolidated financial statements, the Company accounts for employee stock-based compensation under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the consolidated financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                                  Years Ended December 31
                                             ---------------------------------
                                                   2003               2002
------------------------------------------------------------------------------
Volatility                                           96.8%             108.1%
Risk-free interest rate                        1.9% - 3.4%               5.0%
Expected life (years)                                2 - 4              2 - 4
Expected dividend yield                               None               None

1994 NONQUALIFIED STOCK OPTION PLAN: The 1994 Nonqualified Stock Option Plan (1994 Plan) allows the Company to grant options to purchase up to 150,000 shares of common stock that have a maximum term of 10 years. The exercise price and vesting requirements are determined on the date of grant by the granting committee. No options may be granted under the 1994 Plan after March 31, 2004. As of December 31, 2003, 23,000 options had been granted and were outstanding under this plan, with 127,000 options available for grant.

1996 STOCK OPTION PLAN: The 1996 Stock Option Plan (1996 Plan) allows the Company to grant incentive stock options, nonqualified stock options and restricted stock awards. In 2003, the Board of Directors increased the shares of common stock available for distribution to 650,000. Incentive stock options have a maximum term of 10 years, and the exercise price may not be less than the market price on the date of grant. The exercise price of any nonqualified stock options granted may be no less than 85 percent of the market price on the date of grant. Any vesting requirement will be determined on the date of grant by the granting committee. No incentive stock options may be granted under the 1996 Plan after September 24, 2006. If any of the options granted under the plan expire or are terminated prior to being exercised in full, the unexercised portion of such options will once again be available for additional option grants. At December 31, 2003, 464,691 options were outstanding, with 185,309 available for grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the stock option transactions under these plans during the two-year period ended December 31, 2003, is as follows:

                                                                                                      Weighted-
                                       1994            1996                                            Average
                                       Plan            Plan            Other            Total       Exercise Price
------------------------------------------------------------------------------------------------------------------
Options outstanding at
    December 31, 2001                  29,696         422,341          119,200         571,237           $ 2.82
    Granted                                --           4,500               --           4,500            13.00
    Exercised                          (6,000)        (14,050)              --         (20,050)            4.85
    Canceled                             (696)         (5,200)          (3,000)         (8,896)           12.80
                                   -----------------------------------------------------------------------------
Options outstanding at
    December 31, 2002                  23,000         407,591          116,200         546,791             2.67
    Granted                                --          61,100               --          61,100            10.48
    Exercised                              --          (4,000)              --          (4,000)            1.06
                                   -----------------------------------------------------------------------------
Options outstanding at
    December 31, 2003                  23,000         464,691          116,200         603,891           $ 3.47
                                   =============================================================================

Options exercisable at
    December 31, 2002                  23,000         370,091          116,200         509,291           $ 2.47
Options exercisable at
    December 31, 2003                  23,000         444,691          116,200         583,891           $ 3.35


The weighted-average fair value of stock options granted in 2003 and 2002 was $7.09 and $7.51, respectively.

Options outstanding and exercisable by price range as of December 31, 2003, are as follows:

                                                           Average        Weighted-                          Weighted-
                                                          Remaining        Average                             Average
                                         Number          Contractual       Exercise          Number           Exercise
Range of Exercise Prices              Outstanding       Life -- Years       Price          Exercisable         Price
----------------------------------------------------------------------------------------------------------------------
$1.06 - $1.90                            215,250             3.5           $ 1.07            215,250           $ 1.07
$2.25 - $2.75                            223,700             4.0             2.30            223,700             2.30
$3.00 - $3.13                             11,500             4.1             3.01             11,500             3.01
$5.75                                      4,500             2.4             5.75              4,500             5.75
$6.00                                     60,000             8.6             6.00             45,000             6.00
$7.00                                        341             2.3             7.00                341             7.00
$10.00 - $10.50                           84,100             4.4            10.35             79,100            10.34
$13.00                                     4,500             3.4            13.00              4,500            13.00
                                       ----------                                          ----------
                                         603,891                                             583,891
                                       ==========                                          ==========


STOCK WARRANTS: The Chairman has total outstanding warrants to purchase 395,000 shares of common stock at exercise prices ranging from $2.50 to $20.00 per share on or before March 22, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of stock warrant transactions during the two-year period ended December 31, 2003, is as follows:

                                                                                     Weighted-
                                                                Number of       Average Exercise
                                                                  Shares        Price per Share
-------------------------------------------------------------------------------------------------
Warrants outstanding and exercisable at December 31, 2001         673,676            $ 8.28
    Exercised                                                    (123,150)             1.00
                                                              -------------
Warrants outstanding and exercisable at December 31, 2002         550,526              9.91
    Exercised                                                    (140,526)             1.00
                                                              -------------
Warrants outstanding and exercisable at December 31, 2003         410,000             12.96
                                                              =============

Subsequent to year-end, certain of these warrants have been exercised.

NOTE 8.  INCOME TAXES

The amounts shown for income tax expense (benefit) on the accompanying consolidated statements of income are as follows:

                                                  Years Ended December 31
                                            ----------------------------------
                                                  2003               2002
------------------------------------------------------------------------------
Current tax expense                              $ 101,000           $ 10,000
Deferred tax expense (benefit)                   1,515,000         (3,023,000)
                                            ----------------------------------
Income tax expense (benefit)                   $ 1,616,000        $(3,013,000)
                                            ==================================

A reconciliation of the income tax expense (benefit) to tax computed at statutory rates is as follows:

                                                  Years Ended December 31
                                            ----------------------------------
                                                  2003               2002
------------------------------------------------------------------------------
Federal statutory income tax expense           $ 1,506,000        $ 1,361,000
State taxes, net of federal tax benefit            277,000            217,000
Permanent differences                              (30,000)           (43,000)
Credits utilized                                  (137,000)                 -
Change in valuation allowance                            -         (4,548,000)
                                            ----------------------------------
Income tax expense (benefit)                   $ 1,616,000        $(3,013,000)
                                            ==================================

In both 2003 and 2002, the Company utilized some of its net operating loss carryforwards for income tax purposes. The Company has remaining federal net operating loss (NOL) carryforwards of approximately $3,483,000 that may be used against future taxable income. The use of NOL carryforwards can be limited if certain changes in ownership occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8. INCOME TAXES (CONTINUED)

The NOL carryforwards which can be used against future taxable income, expire as follows:

2004                                                          $    29,000
2005                                                               29,000
2006                                                               29,000
2007                                                               29,000
2008                                                               29,000
2009                                                               29,000
2018                                                            1,957,000
2019                                                              301,000
2020                                                            1,051,000
                                                            --------------
Total                                                         $ 3,483,000
                                                            ==============

A summary of the Company's deferred taxes at December 31 is as follows:

                                                     2003               2002
-------------------------------------------------------------------------------
Assets:
    Inventory                                   $    51,000        $    18,000
    Warranty reserve                                106,000            120,000
    Credits                                         397,000            179,000
    Accrued expenses and other                      112,000             87,000
    NOL carryforwards                             1,393,000          2,867,000
                                             ----------------------------------
                                                  2,059,000          3,271,000

Liabilities:
    Depreciation                                   (551,000)          (248,000)
                                             ----------------------------------
Net deferred tax assets                         $ 1,508,000        $ 3,023,000
                                             ==================================

At December 31, 2001, the Company had a valuation allowance against deferred tax assets, as the realization of the assets, primarily originating from net operating loss carryforwards, was uncertain. In 2002, the Company removed the valuation allowance since management determined, based on present and expected profitability, that it was more likely than not that the Company would utilize the remaining net operating losses in the near future.

The deferred tax amounts have been classified on the accompanying consolidated balance sheets at December 31, as follows:

                                                2003               2002
-------------------------------------------------------------------------------
Current assets                                  $ 1,599,000        $ 2,000,000
Noncurrent assets (liabilities)                     (91,000)         1,023,000
                                             ----------------------------------
                                                $ 1,508,000        $ 3,023,000
                                             ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9. ENTERPRISEWIDE AND MAJOR CUSTOMER DISCLOSURES

The Company sells its products worldwide through direct sales and various distributor agreements. Approximate net sales by geographic area for the years ended December 31, 2003 and 2002, were as follows:

                                                2003               2002
-------------------------------------------------------------------------------
Domestic sales                                  $28,055,000        $22,979,000
International sales                                 249,000          1,903,000
                                            ----------------------------------
Net sales                                       $28,304,000        $24,882,000
                                            ==================================

The Company has one customer that accounted for 31 percent and 25 percent of net sales in 2003 and 2002, respectively. Accounts receivable from this customer were approximately $833,000 and $885,000 at December 31, 2003 and 2002, respectively. The Company has another customer that accounted for 54 percent and 55 percent of net sales in 2003 and 2002, respectively. Accounts receivable from this customer were approximately $4,498,000 and $2,569,000 at December 31, 2003 and 2002, respectively. The increase in accounts receivable from this customer is due to increased sales in the fourth quarter of 2003 compared to 2002. A third customer accounted for 10 percent and 8 percent of net sales in 2003 and 2002, respectively, from which the Company had accounts receivable of approximately $909,000 and $508,000 at December 31, 2003 and 2002, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases office, manufacturing and warehouse space and certain office equipment under both cancelable and noncancelable operating leases expiring at various times through 2008. The Company entered into a building lease that was effective January 1, 2001, and amended November 22, 2002. The original lease was personally guaranteed by the Chairman for a period of three years. In consideration for his guarantee, the Chairman was granted warrants in 2000 to purchase 75,000 shares of common stock at $2.50. The warrants provided for immediate vesting and expire after five years. The value ascribed to these warrants was $122,567, as determined using the Black-Scholes option pricing model. The Company recorded the full value of these warrants in 2000 and is amortizing the expense over the term of the guarantee. Amortization expense was approximately $41,000 in both 2003 and 2002.

Future minimum lease payments for the next five years are approximately as follows:

Years ending December 31:
    2004                                                          $   267,000
    2005                                                              272,000
    2006                                                              279,000
    2007                                                              278,000
    2008                                                               24,000
                                                                --------------
                                                                  $ 1,120,000
                                                                ==============

Rent expense under all operating leases was approximately $352,000 and $265,000 for the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11. RETIREMENT PLAN

The Company adopted a salary savings plan that covers all eligible employees. Under the terms of the plan, eligible employees of the Company are permitted to make voluntary contributions up to the maximum allowed under Internal Revenue Service regulations. Employer contributions may be made to the plan at the discretion of the Company's Board of Directors. No discretionary contributions were made to the plan for the years ended December 31, 2003 and 2002.

NOTE 12. CHANGE-IN-CONTROL AGREEMENTS

The Company has entered into change-in-control agreements with certain executives under which they may be entitled to a base salary and certain benefits for varying periods of 18 to 36 months in the event of termination of employment in connection with a change in control of the Company.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                        ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the members of the Company's Board of Directors and executive officers, their principal occupations and other information is set forth below.

                                                             Primary Occupation                           Director or
    Name and Age                                           and Other Directorships                       Officer Since
    ------------                                           -----------------------                       -------------
    Robert C. Klas, Sr., 76  (1)      Chairman of the Company; Chairman of the Board of The Tapemark         1994
                                      Company (printing and manufacturing company).

    Biloine W. Young,  77             Writer; Vice-Chair, Trustee Candidate Advisory Council and             1994
                                      Regent Candidate Advisory Council; Emeritus Director, Science
                                      Museum of Minnesota; Emeritus Director, Minnesota Public Radio

    John A. Clymer, 55                Managing Director, U.S. Trust Company; Director of Hanover             1994
                                      Capital Mortgage Holdings, Inc., Phipps Foundation; St. Paul
                                      Foundation and YMCA Retirement Fund.

    Robert C. Klas, Jr., 50 (1)       President of The Tapemark Company; Chairman of the Board,              1996
                                      Community Employment Partnership; Vice Chair, Dakota
                                      Communities, Inc.; Director, The Berres Homes, Inc.; Director,
                                      Tapemark Charity ProAm.

    Dr. Ronald A. Mitsch, 69          Retired Vice Chairman of the Board and Executive Vice President        1999
                                      of 3M; Director of NCR, Lubrizol and Material Sciences
                                      Corporation, and Chairman of the Board of Trustees for Hamline
                                      University.

    James J. Carbonari, 62            Chief Executive Officer of the Company(2); prior to joining the        1998
                                      Company he was VP of  Sales and Marketing for Osmonics from 1989 to 1998

    Andrew Rensink, 47                Chief Operating Officer of the Company; prior to joining the           2000
                                      Company he was VP of Technology of Osmonics from 1991 to 2000

    David Botts,  41                  Vice President of New Business Development of the Company              1988

    Gregory P. Jensen,  43            Chief Financial Officer of the Company; prior to joining the           1996
                                      Company he was CFO and VP Finance and Administration of
                                      Envirostaff, Inc. and ABC Bus Companies, Inc.

(1)   Mr. Klas, Sr. is the father of Robert C. Klas, Jr.
(2) Mr. Carbonari became President of PentaPure in 1998 and CEO of the Company in 2001.

The Board of Directors met six times during fiscal year 2003. Each director attended more than 75% of the meetings of the Board of Directors and Board committees on which he or she served.

The Board of Directors constituted a Compensation Committee during fiscal year 2001 and appointed Robert C. Klas, Jr. and Ronald A. Mitsch to this committee. The Board of Directors has adopted a charter governing the operation of the Compensation Committee. The Compensation Committee is responsible for making recommendations to the Board of Directors as to forms and amounts of compensation to be paid the Company's Directors and Officers. The Compensation Committee met three times during 2003.

The Audit Committee of the Board of Directors consists of John A. Clymer (Chairman), Ronald A. Mitsch and Biloine W. Young. The Board of Directors has adopted a charter governing the operation of the Audit Committee. The Audit Committee met six times during 2003. Mr. Clymer has been designated as an audit committee financial expert serving on the Audit Committee and is independent. Mr. Clymer has a M.B.A. in finance and for 19 years was active at Minnesota Mutual Life Insurance Company reviewing investment opportunities, analyzing financial statements and making investments. He subsequently was the chief investment officer at Resource Trust Company and is currently the chief investment officer for the Minnesota region for U.S. Trust Company.

      The Board of Directors has adopted a Code of Conduct that is applicable to all of the Company's employees. A copy is available from the Company's Secretary.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table shows for the Company's last three fiscal years the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and each of the other executive officers whose cash compensation exceeded $100,000 in fiscal year 2003 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                        Long Term
                                                                                       Compensation
                                                                                     -----------------
                                                     Annual Compensation                  Awards
                                           --------------------------------------------------------------------------
                                                                          Other
                                                                          Annual        Securities        All Other
            Name and                                                   Compensation     Underlying       Compensation
       Principal Position          Year     Salary ($)     Bonus ($)       ($)           Options           ($) (2)
       ------------------          ----     ----------     ---------   ------------     ----------       ------------
    James J. Carbonari  (1)        2003       235,000       50,030          0               0                 0
    Chief Executive Officer        2002       218,470       43,317          0           12,000(3)             0
    and President                  2001       190,000          0            0               0               6,000

    David M. Botts                 2003       142,500       38,225          0               0                 0
    Vice President of New          2002       139,000       30,611          0            6,000(3)             0
    Business Development           2001       146,050          0            0             1,000               0

    Gregory P. Jensen              2003       136,896       37,912          0               0                 0
    Chief Financial Officer        2002       135,866       25,900          0            6,000(3)             0
                                   2001       115,119          0            0             2,000               0

    Andrew Rensink                 2003       159,000       42,963          0               0                 0
    Vice President of              2002       153,989          0            0            6,000(3)             0
    Operations                     2001       137,700          0            0             1,000             7,500

------------------------

(1) Mr. Carbonari was elected as the Company's Chief Executive Officer and President on August 21, 2001. He was elected President of Pentapure Incorporated on August 17, 1998. On May 2, 2000, Mr. Carbonari was appointed Chief Executive Officer and President of Pentapure Incorporated. Pentapure Incorporated is a subsidiary of the Company.
(2) Represents an annual car allowance for Mr. Carbonari and Mr. Rensink. For fiscal year 2002, this car allowance was included in salary for Mr. Carbonari and Mr. Rensink.
(3) Represents incentive options granted in January 2003 for 2002 performance. No incentive options were granted for 2003 performance.

STOCK OPTIONS

No stock options were granted in 2003 to the Named Executive Officers for 2003 performance.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of fiscal year 2003:


                     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                     ----------------------------------------------------------------------

                                                         Number of Securities
                                                              Underlying                Value of Unexercised
                                                        Unexercised Options at         In-the-Money Options at
                                                            Fiscal Year-End                Fiscal Year-End
                                                           ----------------           ------------------------
                            Shares
                          Acquired on      Value
    Name                   Exercise     Realized($)    Exercisable   Unexercisable  Exercisable(1)   Unexercisable(1)
    ----                  -----------   -----------    -----------   -------------  --------------   ----------------
    James J. Carbonari         0             0           112,000             0       $2,455,750                $0

    David M. Botts             0             0            36,250             0         $772,922                $0

    Gregory P. Jensen          0             0            43,000             0         $925,813                $0

    Andrew Rensink             0             0            52,000        15,000         $912,000          $270,000

-----------------------
(1) Based on a per share price of $24.00, which was the market value of the Company's Common Stock on December 31, 2003. Value is calculated on the difference between the option exercise price and $24.00 multiplied by the number of shares of Common Stock underlying the options, but before taxes associated with exercise.


DIRECTOR COMPENSATION

Directors who are not employed by the Company are paid $500 for each Board and committee meeting attended. They also receive an annual grant of non-qualified options to purchase 1,500 shares of the Common Stock. These options have an exercise price equal to 100% of the fair market value per share of the Common Stock on the date of grant, are fully vested on the date of grant and expire five years after date of grant. For services rendered during fiscal year 2003, options for 4,500 shares of Common Stock were granted to non-employee Directors under this provision.

EMPLOYMENT/CHANGE IN CONTROL AGREEMENTS

None of the Company's executive officers is party to an employment agreement with the Company.

Each of the Company's Named Executive Officers and the Company has entered into a Change in Control Agreement. Pursuant to these agreements, if there is (i) an acquisition by any person, entity or group of beneficial ownership of 51% or more of either the then outstanding shares of Company common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors; or (ii) a failure for any reason of individuals constituting the incumbent Board of Directors to constitute at least a majority of the Board of Directors; or (iii) approval by the stockholders of the Company of a reorganization, merger, consolidation, in each case with respect to which the shares of the Company voting stock outstanding immediately prior to such reorganization, merger or consolidation do not constitute or become exchanged for or converted into more than 51% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or a liquidation or dissolution of the Company or of the sale of all or substantially all of the assets of the Company (each of the foregoing a "Change in Control"), then the Company's Named Executive Officers may be entitled to a continuation of their compensation and certain benefits for a limited period of time upon termination of their employment with the Company.

If a Named Executive Officer's employment is terminated or if he elects to terminate his employment for good reason, in either case within two years after a Change in Control, or if the Named Executive Officer's employment is terminated other than for cause by a third party who has taken steps to effect a Change in Control or otherwise in connection with or in anticipation of a Change in Control, then the Named Executive Officer is entitled to (i) payment, in lump sum or installments, of 18 months of compensation at the greater rate of his base salary for the year in which terminated or base salary for the prior year;
(ii) continued health care (medical and dental) insurance for 18 months from the date of termination; (iii) continued life insurance benefits for 18 months from the date of termination; (iv) elect COBRA coverage after 18 months from the date of termination; and (v) continuation of any other coverages for 18 months from the date of termination. Mr. Carbonari is entitled to the same compensation and continued benefits as those just described, except that his compensation and continued benefits are provided for three years, and his wife's health insurance is continued to age 65.


                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table includes information as of March 26, 2004 concerning the beneficial ownership of Common Stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the Common Stock of the Company, (ii) each of the directors of the Company, (iii) each of the most highly compensated officers of the Company in office at the end of fiscal year 2003 whose total cash compensation exceeded $100,000 during fiscal year 2003, and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held. The business address for the Company's directors and executive officers is 1000 Apollo Road, Eagan, Minnesota 55121-2240.

                                                                                                      PERCENT
BENEFICIAL OWNER                                                             AMOUNT                  OF CLASS
----------------                                                             ------                  --------
Robert C. Klas, Sr. (1)                                               1,459,655(3)(4)(5)(6)(7)         66.5%

Robert C. Klas, Jr. (1)                                                           85,575(3)(6)          4.8

John A. Clymer (1)                                                                38,193(3)(6)          2.1

Biloine W. Young (1)                                                              37,993(3)(6)          2.1

Dr. Ronald A. Mitsch (1)                                                             72,055(3)          3.9

James J. Carbonari (2)                                                              112,000(3)          5.9

Andrew Rensink (2)                                                                   52,000(3)          2.8

Gregory P. Jensen (2)                                                                43,000(3)          2.3

David M. Botts (2)                                                                   46,448(3)          2.5

Jon H. Magnusson                                                                    164,713(8)          9.2
300 South Owasso Boulevard
St. Paul, Minnesota 55117

All Officers and Directors as a Group (9 persons)                     1,946,919(3)(4)(5)(6)(7)         75.5%

---------------------------------

(1) Serves as a director of the Company. (2) Serves as an executive officer of the Company.
(3) Includes options to purchase shares of Common Stock as follows: Mr. Clymer, 13,643 shares; Ms. Young, 13,643 shares; Dr. Mitsch, 72,055 shares; Mr. Carbonari 112,000 shares; Mr. Rensink 52,000 shares; Mr. Jensen 43,000 shares; Mr. Botts, 36,250 shares; and all officers and directors as a group, 342,591 shares.
(4) Includes a warrant to purchase 240,000 shares of Common Stock on or before March 22, 2006 and a warrant to purchase 75,000 shares of Common Stock on or before December 27, 2004.
(5) Includes 22,500 shares of Common Stock held by The Tapemark Company Cash or Deferred Profit Sharing Plan; 102,045 shares of Common Stock held by The Tapemark Company. The Tapemark Company is an affiliate of Mr. Klas, Sr.
(6) Includes options to purchase from Mr. Klas, Sr. personally the following number of shares of Common Stock: Ms. Young, 20,600 shares; Mr. Clymer, 20,600 shares; and Mr. Klas, Jr., 75,000 shares. These shares are also included in Mr. Klas, Sr.'s amount.
(7) Includes 101,900 shares of Common Stock held by the Robert C. Klas 2000 Irrevocable Trust of which Mr. Klas, Sr. is the trustee.
(8) Based on information available to the Company. Includes 9,760 shares held by Katrin Magnusson, Mr. Magnusson's daughter, and 9,760 shares of Common Stock held by Kristofer Magnusson, Mr. Magnusson's son.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal year 2003, the Company's insiders complied with all applicable Section 16(a) filing requirements.

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At various times in the past the Company borrowed money from Robert C. Klas, Sr. and his affiliate, The Tapemark Company ("Tapemark"), for working capital purposes. Mr. Klas is the Chairman of Tapemark. On February 29, 2000, effective December 31, 1999, the Company and Mr. Klas agreed to restructure their then-existing debt arrangements. Mr. Klas (a) converted to 180,000 shares of the Company's Common Stock a total of $450,000 of the Company's existing indebtedness to him, (b) invested $250,000 in cash in the Company to purchase 100,000 shares of the Company's common stock, and (c) assumed the Company's existing indebtedness of $750,000 to its lender, U.S. Bank, and the Company issued to Mr. Klas a Convertible Promissory Note dated March 29, 2000 in the amount of such indebtedness which matured March 29, 2001. The Company renegotiated the note whereby the maturity date of the note was extended to May 1, 2002, and co-signed a new credit agreement with U.S. Bank under which the bank extended a term loan of $750,000 to the Company and provided to the Company a $700,000 revolving credit facility, and in consideration therefor the Company issued to Mr. Klas a new stock purchase warrant to purchase 80,000 shares of the Company's common stock for an exercise price of $3.125 per share at any time prior to March 28, 2004. In addition, the Company agreed to extend by five years to May 22, 2006 the expiration date of a warrant to purchase 240,000 shares of Company common stock which was issued to Mr. Klas in 1996.

         On February 27, 2002, as amended June 24, 2002, the Company entered into a new credit facility and executed a new term note with U.S. Bank replacing its existing facility, one result of which was that Mr. Klas was no longer required to co-sign the credit facility or note. Among other things, the proceeds from this new financing were used to (i) repay the Promissory Note issued to Mr. Klas dated March 29, 2000, (ii) retire the remaining indebtedness owed to Tapemark Company totaling approximately $482,000, (iii) retire the remaining indebtedness owed by the Company under Promissory Notes issued pursuant to the Company's 1994 private placement, including indebtedness owed to Biloine Young ($42,543), John Clymer ($42,543), and Robert Klas, Jr. ($21,270), all directors of the company, and (iv) retire the remaining indebtedness owed to Mr. Klas totaling $2,498,138.

         Prior to 2003 the Company purchased certain labels for its products from Tapemark. In 2002 the Company paid Tapemark $11,000 for labels. The Company no longer uses Tapemark as a supplier.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
No.        Title                                                Method of Filing
---        -----                                                ----------------

3.1        Certificate of Incorporation, as amended                  (A)

3.2        Bylaws of Water Technologies Corporation,
           as amended                                                (A)

3.3        Certificate of Amendment of Certificate
           of Incorporation                                          (F)

10.1       License Agreement dated January 1, 1990,
           between Kansas State University Research
           Foundation and Water Technologies Corporation             (A)

10.1.1     Amendment to License Agreement dated May 7, 1998          (F)

10.1.2     Amendment to License Agreement dated July 31, 1997        (F)

10.38      1994 Non-qualified Stock Option Plan                      (B)*

10.46      Stock Purchase Agreement between WTC                      (C)
           Industries, Inc. and  Robert C. Klas, Sr.
           dated March 22, 1996

10.48      Memorandum of Agreement between WTC                       (D)
           Industries, Inc. and DentalPure Corp.
           dated March 22, 1996

10.50      1996 Stock Option Plan                                    (E)*

10.52      1998 Lease Agreement between WTC Industries, Inc.         (F)
           and the Tapemark Company

10.53      1999 Lease Agreement between WTC Industries, Inc.         (F)
           and the Tapemark Company

10.56      Promissory Notes issued by the Company to Robert C.       (F)
           Klas, Sr. and Tapemark Company dated January 1, 1999

10.57      Amendment to Promissory Notes                             (F)

10.58      2001 Lease Agreement between WTC Industries, Inc and      (H)
           AMB Property Management

10.59      Amended and Restated Credit Agreement and loan            (I)
           documents among US Bank, WTC Industries, Inc. and
           PentaPure Incorporated dated February 27, 2002

10.60      First Amendment to Amended and Restated Credit            (J)
           Agreement and loan documents among U.S. Bank, WTC Industries, Inc. and PentaPure Incorporated dated June 24, 2002

10.61      Second Amendment to Amended and Restated Credit           (L)
           Agreement and loan documents among U.S. Bank, WTC
           Industries, Inc. and PentaPure Incorporated dated
           March 3, 2003

10.62      2003 Amended Lease Agreement between WTC Industries,      (L)
           Inc. and AMB Property Management

10.63      Parts and Assemblies Purchasing Contract dated as of      Filed
           September 26, 2003                                        Herewith**

10.64      Assignment and License Agreement                          (K)

10.65      Change in Control Agreement with James Carbonari          (M)z
           dated January 22, 2002, as amended February 3, 2004

10.66      Change in Control Agreement with Andrew Rensink           (M)*
           dated January 18, 2002

10.67      Change in Control Agreement with David Botts dated        (M)*
           January 18, 2002

10.68      Change in Control Agreement with Greg Jensen dated        (M)*
           January 18, 2002

10.69      Third Amendment to Amended and Restated Credit            Filed
           Agreement and loan document among U.S. Bank, WTC          Herewith
           Industries, Inc. and PentaPure Incorporated dated
           February 18, 2004

10.70      Industrial Building Lease with First Industrial, L.P.     Filed
                                                                     Herewith

21.1       List of WTC Industries, Inc. Subsidiary                   (G)

23.10      McGladrey & Pullen, LLP Auditors Consent                  Filed
                                                                     Herewith

31         Certifications of President and of Chief Financial        Filed
           Officer                                                   Herewith

32         Certifications of President and of Chief Financial        Filed
           Officer                                                   Herewith

--------------

*        Indicates a management contract or compensatory plan or arrangement

** The Company has requested confidential treatment as to limited portions of this Agreement pursuant to SEC Rule 24b-2

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

(K) Incorporated by reference from Exhibits 2.1 and 2.2 to the Company's Form 8-K filed November 6, 2002

(L) Incorporated by reference from the same number Exhibit to the Company's Form 10-KSB filed for the year ended December 31, 2003

(M) Incorporated by reference from the Exhibits to the Company's Form 10-QSB/A filed February 19, 2004


(b)      Reports on Form 8-K

         A Form 8-K was filed October 21, 2003 pursuant to Item 5 of Form 8-K that related a press release concerning the Company's earnings in the third quarter of 2003.

         A Form 8-K was filed November 17, 2003 pursuant to Item 5 of Form 8-K that related to a press release concerning the Company's intention to explore strategic and financing alternatives.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period covering the fiscal years ended December 31, 2003 and 2002, McGladrey & Pullen, LLP and RSM McGladrey, Inc. were paid the fees indicated below for professional services:


 Description                                     2003             2002
--------------------------------------------------------------------------------

Audit Fees (1)                                  $58,000         $60,000

Audit-Related Fees (2)                            2,000           4,000

Tax Fees (3)                                      8,000           6,000

All Other Fees (4)                                1,000              --

(1) Audit fees consist of fees for professional services rendered in connection with the audit of the Company's year end financial statements, quarterly reviews of financial statements included in the Company's quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings.

(2) Audit-related fees are fees principally for technical research related to accounting treatment for various matters.

(3) Tax services consist of compliance fees for the preparation of income tax returns.

(4)      Consulting as to employee outplacement.

The Company's Audit Committee's practice is to pre-approve annually all audit and tax services and fees, and on a case-by-case basis all other permitted services to be provided by the accounting firm. The Audit Committee reviews each service provided and assesses the impact of the service on the independence of the auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


         WTC INDUSTRIES, INC.


Dated: March 26, 2004                           By: /s/ James J. Carbonari
                                                    ---------------------------
                                                    James J. Carbonari
                                                    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE                            DATE


/s/ James J. Carbonari        Chief Executive Officer          March 26, 2004
---------------------------
James J. Carbonari

/s/ Gregory P. Jensen         Chief Financial Officer,         March 26, 2004
---------------------------   Secretary and Treasurer
Gregory P. Jensen

/s/ Robert C. Klas, Sr.       Chairman of the Board            March 26, 2004
---------------------------
Robert C. Klas, Sr.

/s/ John A. Clymer            Director                         March 26, 2004
---------------------------
John A. Clymer

/s/ Biloine W. Young          Director                         March 26, 2004
---------------------------
Biloine W. Young

/s/ Ronald A. Mitsch          Director                         March 26, 2004
---------------------------
Ronald A. Mitsch

/s/ Robert C. Klas, Jr.       Director                         March 26, 2004
---------------------------
Robert C. Klas, Jr.