Form 10QSB
period 2004-04-02
WTC INDUSTRIES INC
filed 2004-04-20
CIK 877542

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-QSB

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 2, 2004, or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,906,999 shares of Common Stock as of April 20, 2004

        Transitional Small Business Disclosure Format (check one):  Yes           ;  No       X    .

WTC INDUSTRIES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

WTC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) April 2, 2004	December 31, 2003

CURRENT ASSETS
Cash	$1,980	$97,335
Accounts receivable, net of allowance for doubtful accounts
of approximately $8,000	9,466,936	6,518,972
Inventories	1,663,415	1,871,174
Prepaid expenses	252,214	105,200
Deferred tax assets	949,365	1,599,000

TOTAL CURRENT ASSETS	12,333,910	10,191,681

Property & Equipment, at cost, net	7,018,772	5,619,670
Intellectual Property, net	2,131,846	2,153,286
Other Assets	422,056	441,559

	$21,906,584	$18,406,196

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable to bank	$1,637,556	$—
Current maturities of long-term debt	2,974,515	2,975,330
Accounts payable	3,628,707	2,866,097
Accrued expenses:
Interest	—	19,082
Warranty	263,499	264,773
Compensation	584,988	480,428
Other	72,450	347,739
Income taxes payable	5,200	—

TOTAL CURRENT LIABILITIES	9,166,915	6,953,449

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	4,769,596	5,123,889
Deferred tax liabilities	91,000	91,000

	4,860,596	5,214,889

STOCKHOLDERS' EQUITY
Common stock	190,700	178,663
Additional paid-in capital	13,680,106	13,119,705
Accumulated deficit	(5,991,733)	(7,060,510)

	7,879,073	6,237,858

	$21,906,584	$18,406,196

See notes to condensed consolidated unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	April 2, 2004	March 31, 2003

NET SALES	$10,919,206	$5,414,234

COST OF GOODS SOLD	7,452,413	3,616,311

GROSS PROFIT	3,466,793	1,797,923

EXPENSES
Selling, general and administrative	1,147,517	671,506
Research and development	529,905	387,294

	1,677,422	1,058,800

INCOME FROM OPERATIONS	1,789,371	739,123

OTHER EXPENSE
Interest expense	65,540	73,501

	65,540	73,501

INCOME BEFORE INCOME TAXES	1,723,831	665,622

INCOME TAX EXPENSE	655,055	253,000

NET INCOME	$1,068,776	$412,622

PER COMMON SHARE DATA - BASIC & DILUTED

EARNINGS PER SHARE - BASIC	$0.57	$0.25

EARNINGS PER SHARE - DILUTED	$0.43	$0.19

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,866,000	1,641,000

DILUTED	2,476,000	2,216,000

See notes to condensed consolidated unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended

	April 2, 2004	March 31, 2003

OPERATING ACTIVITIES
Net income	$1,068,776	$412,622
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	410,584	232,994
Amortization	62,339	47,549
Deferred taxes	649,635	240,700
Accretion of long-term debt discount	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,947,964)	(481,840)
Inventories	207,759	(70,749)
Current and other assets	(152,515)	(188,412)
Accounts payable	762,610	1,059,497
Accrued expenses	(191,085)	(305,996)
Income taxes payable	5,200	12,500

Net cash provided by (used in) operating activities	(124,661)	958,865

INVESTING ACTIVITIES
Purchases of property and equipment	(1,809,686)	(869,941)
Intellectual Property	(15,894)	(30,000)

Net cash used in investing activities	(1,825,580)	(899,941)

FINANCING ACTIVITIES
Net proceeds on note payable to bank	1,637,556	1,050,000
Proceeds from long-term debt	469,892	--
Proceeds from issuance of common stock	572,438	4,248
Payments on long-term debt	(825,000)	(1,093,639)

Net cash provided by (used in) financing activities	1,854,886	(39,391)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,355)	19,533

CASH AND CASH EQUIVALENTS:
Beginning of period	97,335	139,969

End of period	$1,980	$159,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest	$84,622	$84,853

See notes to condensed consolidated unaudited financial statements.

WTC INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED
FINANCIAL STATEMENTS

1.   Description of Business

Business — WTC Industries, Inc. (“WTC”) manufactures and markets water filtration products for the point-of-use potable water market. The Company’s primary customers are original equipment manufacturers (OEMs) of home appliances that are based in the United States. The manufacturers use the Company’s filtration system to dispense drinking water from the appliances for consumer consumption.

The Company’s products include water filtration systems and replacement cartridges for use by original equipment manufacturers of home appliances and point-of-use systems.  The Company has discontinued its sales of portable systems for travel, outdoor recreation, military and emergency relief applications.

Home Appliance Systems

The Company developed its filtration systems and cartridges in response to demand from the home appliance market. Appliance manufacturers are rapidly adding water filtration systems to their refrigerator models as a result of increasing consumer demand. This consumer demand is driven by greater emphasis on health, fitness and wholesome diets; concerns regarding the safety and quality of public water supplies; and preferences regarding the taste and odor of water.  Consumers are increasingly using the filtered water from their refrigerators as the exclusive source of water for drinking and cooking.

The Company’s filtration systems filter the drinking water using a proprietary filtration cartridge that is periodically changed by the consumer.  The Company’s patented “dry-change” system allows the consumer to easily and conveniently replace the filter cartridge.

In the appliance market, the main competitive factors are technology, product quality, intellectual property rights and price. The Company holds several U.S. patents on the “dry change” filter cartridge design and the manifold that is permanently mounted inside the refrigerator. In addition, the Company has received several new patents for point-of-use systems.  These intellectual properties allow the Company to offer high value proprietary products that result in sales of both original filtration systems and replacement filter cartridges to appliance manufacturers.  With each new product introduction, the Company continues to incorporate multiple technology advancements.

The Company believes that as the installed base of refrigerators that are specifically designed to accept the Company’s filter cartridge increases, the need for compatibility and the Company’s patent protection gives the Company a competitive advantage in selling both original and replacement filter cartridges to the appliance manufacturer. The need for compatibility is also an advantage from the appliance manufacturer’s standpoint, because it greatly increases the likelihood that the end-user will purchase replacement filter cartridges from the appliance manufacturer, who in turn purchases them from the Company.

Point of Use Systems

The Company’s point-of-use systems treat water at a single source without treating the water in the rest of the home or office. The increased demand for point-of-use systems is driven by multiple factors, including ease of installation and the availability of systems at a variety of price points for different potable water problems. The Company is positioning itself to enter the do-it-yourself and new home construction markets by supplying its “dry-change” systems referred to above to major brand-name consumer products companies who in turn market and distribute these products.

2.   Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of WTC Industries, Inc. and Subsidiary have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods shown. These statements are condensed and do not include all information required by accounting principles generally accepted in the United States of America. It is recommended that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB.

3.   Inventories

Inventories consist of the following:	April 2, 2004	Dec 31, 2003

Raw Materials	$1,244,465	$1,315,907
Finished Goods	418,950	555,267

	$1,663,415	$1,871,174

The inventory values above include a reserve for slow-moving products of approximately $79,000 and $83,000 as of April 2, 2004 and December 31, 2003, respectively.

4.   Intellectual Property

The Company’s intellectual property consists primarily of technology rights and patents. These assets are amortized over their estimated useful lives using the straight-line method. Amortization of patents will begin upon granting of the patents. The Company reviews these assets for any indications of impairment.

	April 2, 2004			December 31, 2003

	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Technology Rights	$2,240,000	$211,565	$2,177,775	$2,240,000	$174,230	$2,065,770
Patents	104,462	1,051	103,411	88,567	1,051	87,516

	$2,344,462	$212,616	$2,131,846	$2,328,567	$175,281	$2,153,286

Amortization expense is as follows:

Quarter ended April 2, 2004	$ 37,335

Quarter ended March 31, 2003	$ 37,335

Year ended December 31, 2003	$150,391

Estimated amortization expense for the remainder of 2004 is approximately $120,000 and is expected to be $160,000 in each of the next five years.

5.   Product Warranty

The Company provides a limited warranty for the replacement of defective products. The Company’s standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels. Warranty experience remains low as a result of improved manufacturing and quality control procedures. Management believes that the warranty reserve at April 2, 2004 is adequately funded and therefore does not require any additional accrual in the first quarter 2004.

Changes in the Company’s warranty liability are as follows:

	2004	2003

Balances, January 1	$264,773	$300,000
Payments made	(1,274)	(392)

Balances, April 2 and March 31	263,499	299,608

6.   Income Taxes

The Company has recorded income tax expense using an estimated combined federal and state tax rate of 38%. The Company continues to utilize its net operating loss carryforwards to largely offset any cash requirement for income tax liability. The Company has remaining federal net operating loss (NOL) carryforwards of approximately $3,000,000 that may be used against future taxable income. The use of NOL carryforwards can be limited if certain changes in ownership occur.

7.   Stock-Based Compensation

The Company grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the quarters ended April 2, 2004 March 31, 2003, respectively.

The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net income and net income per basic and diluted common share would have been as indicated below.

	Quarter Ended

	April 2, 2004	March 31, 2002

Net income, as reported	$1,068,776	$412,622
Deduct total stock-based employee compensation
expense determined under the fair value-based
method for all awards	(24,127)	(119,394)

Net income, pro forma	$1,044,649	$293,228

Basic net income per common share, as reported	$0.57	$0.25
Basic net income per common share, pro forma	0.56	0.18
Diluted net income per common share, as reported	0.43	0.19
Diluted net income per common share, pro forma	0.42	0.13

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended April 2, 2004 compared to three months ended March 31, 2003

Overview
The Company’s business is selling water filtration systems to major U.S. appliance manufacturers. These customers have recognized the growing demand for point-of-use water filtration systems and are seeking to increase their stake in the residential water treatment market. The Company’s strategy is to apply its strengths in the areas of technology, innovation, quality and low cost manufacturing to support these OEM manufacturers’ efforts to increase their market share in the residential water filtration market. The Company announced on November 14, 2003 that it had retained an investment-banking firm to assist it in examining and evaluating strategic and financing alternatives for the Company. Effective January 1, 2004, the Company changed from a calendar year-end to a 52-53 week year-end, which ends on the Friday nearest to December 31. The three-month periods ended April 2, 2004 and March 31, 2003, both contain 13 weeks.

Net Sales
The Company had record net sales of $10,919,000 in first quarter 2004, more than doubling its first quarter 2003 net sales of $5,414,000. The Company also increased its sales by 31% over record sales of $8,306,000 in fourth quarter 2003. The increase is primarily due to higher unit sales of the Company’s original equipment filtration systems to its appliance customers and a significant increase in replacement filter sales to the growing base of refrigerators that use the Company’s proprietary replacement filters. The Company also recently introduced a new line of point-of-use water products for a major customer that resulted in significant new product sales in the first quarter of 2004.

The Company’s three largest customers accounted for 58%, 30% and 6% of the Company’s net sales through April 2, 2004, compared to 55%, 31% and 10% for the period ended March 31, 2003. Accounts receivable from these customers totaled approximately $9,145,000 at April 2, 2004. The Company believes that sales to its three largest customers will continue to increase in 2004, primarily due to (i) increased consumer demand for appliances with water filtration systems, (ii) growth in the number of appliance models utilizing the Company’s filtration systems, (iii) the existence of a larger base of home appliance units that are designed to accept replacement filters supplied by the Company, (iv) the Company’s strategy to expand the range of components it supplies in a refrigerator’s ice and water systems, and (v) the Company’s plans to introduce new products to these customers.

Domestic sales were $10,475,000, or 96% of total net sales in first quarter 2004, compared to $5,374,000 or 99% in 2003. The Company anticipates continued revenue growth in the domestic market for the reasons indicated in the previous paragraph. In addition, the Company is exploring new sales opportunities with new customers in both the appliance and point-of-use markets.

International sales, which are comprised primarily of iodinated resin products, represented 4% of total net sales in 2004 compared to 1% in 2003. The increase in 2004 is due to one final sale of iodinated resin products. In February 2004, the Company discontinued the sale of these products. The Company is exploring new sales initiatives in international markets for its original equipment filtration systems for appliances.

Gross Profit
Gross profit for the first quarter 2004 was $3,467,000, compared to $1,798,000 in 2003. The increase in gross profit is due to higher net sales, combined with the Company leveraging its fixed costs against the increased sales. The Company anticipates it will continue to increase gross profit margins in 2004 as a result of initiatives taken in 2003, including investing in state of the art manufacturing equipment to further reduce labor costs, obtaining raw materials from alternative sources, vertically integrating key material components, increasing replacement filter sales, and increasing plant utilization and efficiency.

Operating Expenses
Selling, general and administrative expenses (SG&A) for first quarter 2004 were $1,148,000, or 10% of net sales, compared with $672,000, or 12% of net sales in 2003. The increase in SG&A spending was due to a $165,000 increase in staff expenses to support the Company’s growth plans, a $26,000 increase in occupancy and insurance expenses, and $258,000 in higher fees for professional and outside services related to the Company’s previously announced exploration of strategic alternatives. Management anticipates SG&A spending for the remainder of 2004 to be consistent with spending in the first quarter.

Research, development and engineering expenses for first quarter 2004 were $530,000 or 5% of net sales, compared to $387,000 or 7% in 2003. The increase in 2004 spending is primarily due to new product development and staff related expenses in its research department. Management continues to emphasize innovation and technological advancement as key elements of the Company’s overall strategy in the appliance and residential point-of-use markets. The Company plans to continue to increase its research and new product development capability.

Income from Operations
Income from operations was $1,789,000 or 16% of net sales in 2004, compared to $739,000 or 14% of net sales in 2003. The increase is primarily due to the increase in sales and gross profit, partially offset by increased spending for SG&A and research and development.

Interest Expense
Interest expense decreased to $66,000 in 2004 from $74,000 in 2003, primarily as a result of lower short-term borrowing rates during first quarter 2004 compared to the same period in 2003.

Income Taxes
The Company recorded income tax expense of $655,000 in 2004, compared to $253,000 in 2003, due to higher net income. The Company is using an estimated combined federal and state tax rate of 38%. The Company continues to utilize its net operating loss carryforwards to largely offset any cash requirement for income tax liability. The Company has remaining federal net operating loss (NOL) carryforwards of approximately $3,000,000 that may be used against future taxable income. The use of NOL carryforwards can be limited if certain changes in ownership occur.

Liquidity and Capital Resources
During the first quarter of 2004, the Company used cash in operations of $125,000, compared to cash provided by operations of $959,000 in 2003. The principal reason for the decrease of $1,084,000 is the significant increase in accounts receivable due to the increased sales of filtration systems and replacement filters to appliance manufacturers, as well as new product sales for the point-of use market in the first quarter of 2004. As a result, more cash was required to finance the increase in accounts receivable in 2004 compared to 2003. This was partially offset by the increase in net earnings, increased depreciation related to new automation equipment, and the decrease in the Company’s deferred tax assets from the utilization of NOLs. Accounts payable increased in 2004 to support increased spending in operating expenses and purchases of new equipment.

Net cash used in investing activities was $1,826,000 in the first quarter 2004, compared to $900,000 in 2003. The increase in 2004 was due to continued equipment purchases to further reduce labor costs and to meet the Company’s 2004 sales projections.

Net cash provided by financing activities was $1,855,000 in 2004, compared to net cash used in financing activities of $39,000 in 2003. During the first quarter 2004, the Company borrowed an additional $470,000 as term loans and $1,638,000 as revolving loans under its credit line. In addition, the Company received proceeds of $572,000 from the issuance of common stock resulting from the exercise of stock options and warrants. Management believes its banking relationship is excellent and the Company has access to additional loans to support the Company’s growth projections.

The Company’s contractual cash obligations at April 2, 2004 (excluding $1,638,000 in revolving loans outstanding) are as follows:

	Payments due by Period

Contractual Obligations	Total	2004	2005	2006	2007	2008 and Thereafter

Long Term Debt	$7,728,000	$2,144,000	$3,217,000	$1,367,000	$750,000	$250,000

Operating Leases	1,076,000	202,000	276,000	287,000	282,000	29,000

Capital Lease	16,000	6,000	8,000	2,000	—	—

Firm Commitments to
Purchase Equipment	1,343,000	1,343,000	—	—	—	—

Total	$10,163,000	$3,695,000	$3,501,000	$1,656,000	$1,032,000	$279,000

The Company had net working capital (total current assets less total current liabilities) of $3,167,000 as of April 2, 2004, compared to $3,238,000 as of December 31, 2003. Working capital has remained relatively unchanged as the large increase in accounts receivable of $2,948,000 is offset by increases of $1,638,000 in notes payable and $763,000 in accounts payable and the utilization of $650,000 in deferred tax assets. The increase in accounts receivable is a result of increased sales due to new product launches and higher demand for existing products. The increase in accounts payable is primarily due to increases in operating expenses and capital equipment purchases. The increase in notes payable was to finance new equipment purchases.

Management believes that cash flow from operations and the utilization of the net operating loss carryforwards, together with the availability under the revolving credit line, will continue to be adequate to meet the Company’s capital requirements and the commitments summarized above.

Factors Affecting Results of Operations
The Company’s sales are primarily to two large manufacturers of home appliances and a to a distributor of the Company’s replacement filters. The orders placed by these customers are based on their respective plans for various appliance models, the features and product life cycle of each model, and various other factors. The Company has no “firm order backlog” with these or other customers. The need for planning and lead times associated with some of these factors, the Company’s intellectual property rights, and the growing installed base of appliances using the Company’s filtration systems, may provide the Company some degree of protection against unexpected, abrupt major changes in the flow of orders to the Company from these manufacturers. However, the loss of any of the major customers or a significant disruption in the order flow from them could have a serious adverse effect on the Company.

Foreign Currency Effects
Because international sales represent a small portion of the Company’s total net sales in both 2004 and 2003, foreign currency exchange rate fluctuations did not have a material impact on the Company’s financial results.

Effects of Inflation
During 2004 and 2003 inflation did not have a material impact on the Company’s business.

Cautionary Statement Regarding Forward Looking Information
Statements made in this Quarterly Report on Form 10-QSB, in the Company’s other SEC filings, in press releases and in oral statements to stockholders and securities analysts, which are not statements of historical or current facts are “forward looking statements.” Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from the results or performance expressed or implied by such forward looking statements. The words “believes,” “expects,” “anticipates,” “seeks” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date the statement was made. These statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the forward looking statement, including, but not limited to, loss of a significant customer, unanticipated manufacturing difficulties or quality control problems, disruption in sources of supply, the effect of economic conditions, the impact of competitive products, pricing pressure from customers, and technological difficulties.

Item 3.   Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer, James Carbonari, and Chief Financial Officer, Greg Jensen, have evaluated the Company’s disclosure controls as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company that is made known to them by others in the Company.

(b)     Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Changes in Securities

On March 24, 2004 the Company sold 15,000 shares of its common stock as a result of the exercise on that date of a warrant to purchase 15,000 shares for $5.00 per share held by an affiliate of the Company’s bank that would otherwise have expired on March 29, 2004.

On March 26, 2004 the Company sold 80,000 shares of its common stock as a result of the exercise on that date of a warrant to purchase 80,000 shares for $3.125 per share held by the Company’s Chairman that would otherwise have expired on March 28, 2004. The total of 95,000 shares that were sold pursuant to the exercise of the two warrants resulted in cash proceeds to the Company of $325,000. The shares were sold to accredited investors for investment in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents, and no underwriting discounts or commissions were paid.

Item 2.   Exhibits and Reports on Form 8-K

The following documents are filed as part of the report:

Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

Reports on Form 8-K.

A Form 8-K was filed February 10, 2004 pursuant to Item 5 of Form 8-K that related to disclosing material non-public information regarding the Company’s results of operations for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2004		WTC Industries, Inc.

	By:	/s/ James J. Carbonari President, Chief Executive Officer

	By:	/s/ Gregory P. Jensen Chief Financial Officer