Form 10QSB/A
period 2004-04-02
WTC INDUSTRIES INC
filed 2004-04-22
CIK 877542

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

Description of Amendment of Form 10-QSB for Quarterly Period Ended April 2, 2004:

        This amendment to the WTC Industries, Inc. Form 10-QSB for the quarter ended April 2, 2004 is being filed to provide the correct form of Exhibit 32.

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of the report:

Exhibits.

32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 on Form 10-QSB/A to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2004		WTC Industries, Inc.

	By:	/s/ James J. Carbonari President, Chief Executive Officer

	By:	/s/ Gregory P. Jensen Chief Financial Officer